Form 10-Q
period 1996-03-31
GENSIA INC
filed 1996-05-15
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarter ended March 31, 1996.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from       to


Commission File No. 0-18549
                    -------


                                   GENSIA, INC.
                           ----------------------------
                           (Exact name of registrant as
                             specified in its charter)

          Delaware                                         33-0176647
- - -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                             9360 Towne Centre Drive
                           San Diego, California  92121
               -----------------------------------------------------
               (Address of principal executive offices and zip code)


                                 (619) 546-8300
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES   X       NO
                                 -----        -----

The number of shares outstanding of each of the issuer's classes of common stock, was 35,289,009 shares of common stock, par value $.01,outstanding at March 31, 1996.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  GENSIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 March 31,      December 31,
                                                   1996            1995
                                                (Unaudited)
                                                ----------       ----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                     $   22,473       $   47,421
  Short-term investments                            21,872           11,440
  Accounts receivable                                9,935            9,615
  Inventories                                       10,824           11,562
  Other current assets                               3,891            3,313
  Notes receivable from officers and employees         642              547
                                                ----------       ----------
      Total current assets                          69,637           83,898

Property and equipment, net                         27,089           25,749
Deposits and other assets                            8,547            8,913
                                                ----------       ----------
                                                $  105,273       $  118,560
                                                ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    6,710       $    7,980
  Accrued research and development costs               331              533
  Accrued payroll and related expenses               2,781            2,356
  Other accrued liabilities                          3,135            4,962
  Current maturities of long-term obligations          171              380
                                                ----------       ----------
      Total current liabilities                     13,128           16,211

Long-term obligations, less current maturities         170               46

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, 1,600,000 issued and
    outstanding at March 31, 1996 and
    December 31, 1995, respectively                     16               16
  Common stock, $.01 par value, 75,000,000
    shares authorized, 35,289,009 and
    34,640,976 shares issued and
    outstanding at March 31, 1996 and
    December 31, 1995, respectively                    353              346
  Contingent value rights                            2,875            2,875
  Additional paid-in capital                       319,989          319,502
  Unrealized gain/(loss) on available-
    for-sale securities                                (36)               1
  Accumulated deficit                             (230,634)        (219,337)
  Unearned compensation                               (588)          (1,100)
                                                ----------       ----------
      Total stockholders' equity                    91,975          102,303
                                                ----------       ----------
                                                $  105,273       $  118,560
                                                ==========       ==========

                              See accompanying notes.

                                   GENSIA, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                  ---------------------------
                                                     1996             1995
                                                  ----------       ----------
Revenues:
  Product sales                                   $   12,894       $   13,330
  Contract research and license fees
   (including $2,039 from affiliates for
    the three months ended March 31, 1995)                --            4,151
  Interest income                                        712              488
                                                  ----------       ----------
     Total revenues                                   13,606           17,969

Costs and expenses:
  Cost of sales                                        8,471            8,618
  Research and development                             8,197            9,574
  Selling, general and administrative                  7,927            7,546
  Interest and other                                     307              110
  Restructuring charge                                    --            1,092
  Litigation settlement                                   --            4,000
                                                  ----------       ----------
    Total costs and expenses                          24,902           30,940
                                                  ----------        ---------
Net loss before dividends on preferred stock         (11,296)         (12,971)
Dividends on preferred stock                          (1,488)          (1,488)
                                                  ----------        ---------
Net loss applicable to common shares              $  (12,784)       $ (14,459)
                                                  ==========        =========
Net loss per common share                         $     (.36)       $    (.45)
                                                  ==========        =========

Shares used in computing per share amounts            35,458           32,278
                                                  ==========        =========

                             See accompanying notes.

                                   GENSIA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                 Three months ended March 31,
                                                 ----------------------------
                                                    1996             1995
                                                 ----------       ----------
Cash flows from operating activities:
  Net loss                                       $  (11,296)      $  (12,971)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation of property and equipment              796              998
    Amortization of licenses                             75               --
    Amortization of unearned compensation               520              578
    Litigation settlement                                --            4,000
    Loss on disposal of property and equipment          192               --
  Change in operating assets and liabilities:
    Accounts receivable                                (320)             614
    Inventories                                         738              389
    Other current assets and advance to Aramed         (578)             959
    Accounts payable                                 (1,270)          (3,466)
    Accrued research and development costs             (202)          (1,839)
    Accrued payroll and related expenses                425               67
    Other accrued liabilities                        (1,827)            (453)
    Deferred revenue                                     --           (1,100)
                                                 ----------       ----------
Net cash used in operating activities               (12,747)         (12,224)

Cash flows from investing activities:
  Proceeds from short-term investment                42,034           44,591
  Purchases of short-term investments               (52,503)         (40,370)
  Purchase of property and equipment                 (2,386)          (1,077)
  Proceeds from sale of property and equipment           58               --
  Deposits and other assets                             291              (36)
  Notes receivable from officers and employees          (95)              --
                                                 ----------       ----------
Net cash provided by (used in)
  investing activities                              (12,601)           3,108

Cash flows from financing activities:
  Payments of preferred stock dividends                  --           (1,488)
  Issuance of common stock and warrants, net            485              794
  Issuance of long-term obligations                     206               --
  Principal payments on long-term obligations          (250)            (511)
  Principal payments on capital lease obligations       (41)             (48)
                                                 ----------       ----------
Net cash provided by (used in)
  financing activities                                  400           (1,253)
                                                 ----------       ----------
Decrease in cash and cash equivalents               (24,948)         (10,369)

Cash and cash equivalents at beginning of period     47,421           23,371
                                                 ----------       ----------
Cash and cash equivalents at end of period       $   22,473       $   13,002
                                                 ==========       ==========

Supplemental schedule of noncash financing activities:
  Change in unrealized gain/(loss) on
    available-for-sale securities                $      (37)      $    1,670

                             See accompanying notes.

                                   GENSIA, INC.
                      NOTES TO CONOSLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1996

1.  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    ORGANIZATION

   Gensia, Inc. ("Gensia" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. Gensia is a research-based company focused on the discovery, development, manufacture and marketing of health care products for the acute care market. Since inception, the Company has been engaged in activities funded primarily through the sale of the Company's equity.

    PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries, Gensia Europe Limited, Gensia Laboratories, Ltd., Gensia GmbH, Aramed, Inc., Automedics Development, Inc. and Gensia Development Corporation. All significant intercompany accounts and transactions have been eliminated.

   In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1996 and 1995 have been made. The results of operations for the three-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

   The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of common shares outstanding during the period. Shares used in computing per share amounts for the three months ended March 31, 1996 include the effect of 567,554 shares issuable at $5.0656 per share in payment of Contingent Value Right obligations.

3.  LITIGATION SETTLEMENT

   During the second half of 1992, several lawsuits were filed in the U.S. District Court for the South District of California against Gensia, certain of its directors and officers and Aramed. All lawsuits were consolidated and a consolidated amended complaint filed. The consolidated lawsuit alleged violations of federal and state law arising out of an alleged failure to disclose information about the efficacy and testing of the Company's Protara (trademark) drug during the period February 27, 1992 to September 22, 1992. The suits sought damages on behalf of an alleged class of investors who purchased Gensia common stock or Aramed units during that period. Another suit was filed in November 1994 on behalf of an alleged class of purchasers of Gensia common stock and Aramed units and common stock during the period September 22, 1992 through October 17, 1994 alleging failure to disclose information about the efficacy and testing of Protara. Plaintiffs' complaints in the suits did not specify an amount of claimed damages. Following notice to the plaintiff classes and court hearing, on July 5, 1995, the Court approved a Stipulation of Settlement entered into between Gensia, Aramed and the other defendants with the plaintiffs in all the actions and dismissed the action. The Stipulation of Settlement resolved all claims and dismissed Aramed, Gensia and their officers and directors from the litigation without any admission or presumption of wrongdoing by the defendants.
The settlement provided for Gensia to contribute shares of its common stock having an aggregate value of $4 million, which the Company recorded as a charge in the first quarter of 1995, and for Gensia's insurance carriers to contribute $13 million in cash. The settlement is now effective and the dismissal of the litigation is final and no longer subject to appeal. The Gensia stock in payment of plaintiffs' attorney's fees (30% of the $4 million) was issued and transferred to the plaintiffs' counsel in 1995 and the remainder was issued to the class members in the first quarter of 1996. The total number of shares issued as a result of the litigation settlement was 799,974 shares.

4.  CONTINGENCIES

   On October 21, 1994, an action was filed by Charles Richardson as purported Qui Tam Plaintiff on behalf of the State of California against an investigator who has worked on clinical studies for Gensia (Dennis T. Mangano, a Professor at the University of California at San Francisco ("UCSF")), his organization (Ischemia Research and Education Foundation ("IREF")) and three companies for whom Dr. Mangano or IREF performed studies (including Gensia, Inc.). On February 21, 1995 the existence of this action was made public, and the complaint was served on February 27, 1995. The action alleges that Dr. Mangano and IREF failed to provide proper compensation to the UCSF and the State of California in connection with the performance of those studies, and that the three organizations for whom the studies were performed are liable for such violations as agents, co-conspirators, aiders and abettors, or otherwise. The complaint alleges that these violations deprived UCSF and the State of California of "millions of dollars," as well as certain publishing rights and rights to inventions (e.g., licensing and royalty fees), and seeks unspecified damages "according to proof," a trebling of those damages, a civil penalty of $10,000 "for each violation," and attorney's fees. Gensia and the other defendants have answered the Complaint, denying liability and asserting various affirmative defenses. The action is set for trial on August 5, 1996. Based on facts presently known, the Company believes that, as to Gensia, the action is without merit. The Company intends to vigorously defend the action and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on the Company.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

   Gensia has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1996. For the period from its inception to March 31, 1996, Gensia has incurred a cumulative net loss of $230.6 million.

   When used in this Form 10-Q, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approval, and successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and other risks described in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment only as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

   The Company reported a net loss of $12.8 million, or $.36 per common share (after undeclared and unpaid dividends on preferred stock of $1.5 million), in the first quarter ended March 31, 1996 compared to a net loss of $14.5 million, or $.45 per common share (after dividends on preferred stock of $1.5 million), in the first quarter of 1995.

   Product sales in the first quarter of 1996 decreased to $12.9 million from $13.3 million in the first quarter of 1995, while gross profit from product sales decreased to $4.4 million from $4.7 million. These decreases are primarily attributable to increased competition for certain of Gensia Laboratories' multisource injectable products. During 1995 and 1994, etoposide was Gensia Laboratories' largest product in terms of sales and during 1995 and early 1996, a number of competitors received FDA approval to
market injectable etoposide.   These approvals have had and are expected to
continue to have a material adverse impact on the Company's sales of etoposide. Continued increases in sales of doxorubicin and the Laryngeal Mask Airway ("LMA") among other products have helped to partially offset the impact of declining sales of etoposide. The Company expects overall product sales to grow moderately during the remainder of 1996 compared to 1995, although depending on the competitive environment for Gensia Laboratories' multisource injectable products, gross margin percentages may not be maintained at a level comparable to those of 1995.

   Contract research and license fees were $4.2 million in the first quarter of 1995. No contract research or license fees were recorded in the first quarter of 1996, primarily as a result of the termination of contract research agreements upon the Company's acquisition of Aramed, Inc. ("Aramed") in the fourth quarter of 1995. Gensia expects to record contract research and license fees during 1996 as a result of a research collaboration with Pfizer Inc ("Pfizer") entered into in May 1996. The transaction is subject to normal regulatory clearances and is expected to close in the second quarter of 1996. Contract research and license fees in 1996 are expected to be lower than in 1995 without additional collaborations. The Company is engaged in discussions with other pharmaceutical companies concerning additional collaborations under which these companies would fund a portion of Gensia's research and development efforts. There can be no assurance that the Pfizer agreement will be consummated or that any additional agreements will be reached.

   Interest income for the first quarter of 1996 increased to $0.7 million from $0.5 million for the first quarter of 1995 due to higher average cash and investment balances in 1996.

   Gensia's research and development expenses were $8.2 million in the 1996 first quarter and $9.6 million in the 1995 first quarter. The decrease is primarily due to reductions in personnel in clinical development and data management as a result of the restructuring in the first quarter of 1995 and to ongoing expense reduction programs. Research and development expenses in 1996 are currently expected to remain approximately at 1995 levels. The level of spending in research and development will in part depend on the Company's ability to complete additional collaborations with corporate partners to fund its research and development programs.

   Selling, general and administrative expenses were $7.9 million in the first quarter of 1996 compared to $7.5 million in the first quarter of 1995. This increase was primarily due to expansion of sales and marketing activities and an increase in advisory fees in the first quarter of 1996. Selling, general and administrative expenses may continue to grow as Gensia builds its sales and marketing organization for activities related to Gensia Laboratories, the LMA and Brevibloc (registered trademark) and to support the GenESA (registered trademark) System in Europe and potentially North America.

   Interest and other expenses increased from $0.1 million in the 1995 first quarter to $0.3 million in the 1996 first quarter as a result of a loss on disposal of property and equipment related to the termination of certain leases of research and development facilities during the 1996 first quarter. In the first quarter of 1995, Gensia had recorded a restructuring charge of $1.1 million primarily resulting from the elimination of 35 positions, most of which were part of its San Diego-based research and development group. Additionally, a $4.0 million charge related to the settlement of class action litigation was recorded in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1996, Gensia had cash, cash equivalents and short-term investments of $44.3 million compared to $58.9 million at December 31, 1995. The decrease reflects the impact of operating losses for the quarter, payments of a portion of the Company's current liabilities and capital expenditures related to new product development at Gensia Laboratories.

   Additional funding is expected to be received from a research collaboration with Pfizer for the development of analgesic drugs for the treatment of pain using Gensia's adenosine regulating agent (ARA) technology. The agreement provides for Pfizer to make an up-front licensing payment and to provide basic research funding for pain research for a period of at least two years. The agreement also calls for Pfizer to make an equity investment in Gensia common stock of $5 million at a premium to the market price at the time of the agreement. Gensia may also receive certain payments upon the achievement of specified milestones. The transaction is subject to normal regulatory clearances and is expected to close in the second quarter of 1996. There can be no assurances that the transaction will be consummated, that any milestones will be achieved, that any compound will be successfully developed under this collaboration or that any sales or royalty payments will result from a developed compound.

   Gensia may receive milestone payments from Boehringer Mannheim Pharmaceutical Corporation ("Boehringer Mannheim") if Gensia's product development efforts with Geomatrix (registered trademark) nifedipine are successful. Gensia is obligated to pay to Genta-Jago, a joint venture between Genta Incorporated and Jagotec AG, an affiliate of Jago Pharma AG, a portion of any milestone payments received on this product. There can be no assurance that Gensia's product development efforts on Geomatrix nifedipine will be successful or that Boehringer Mannheim will not terminate this collaboration before any such milestones are achieved.

   Gensia expects to incur substantial additional costs, including the cost of expanding its sales and marketing organization to support product launches and increased emphasis on commercial activities, as well as costs associated with preclinical studies and clinical trials for products under development. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including Gensia's success at maintaining or improving Gensia Laboratories' current sales and profitability, the timing and outcome of further regulatory actions related to the GenESA System, and the Company's ability to market this product in North America and Europe if appropriate regulatory approvals are obtained. In April 1996, the Company was informed by the U.S. Food and Drug Administration ("FDA") in an action letter that the New Drug Application for the GenESA System is not currently approvable, but that the FDA plans to schedule the GenESA System for review by the Cardiovascular and Renal Drugs Advisory Committee, probably in October 1996. Gensia Clinical Partners, L.P. owns certain rights to the GenESA System technology which are subject to a purchase option by Gensia. Funding requirements will also depend on the progress of the Company's research and development programs as well as its ability to establish additional collaborations with other pharmaceutical companies to fund these programs. In addition, Gensia Laboratories is undertaking a significant capital expenditure program during 1996 and 1997. The Company expects to finance this expansion largely through new lease or debt financing secured against certain assets of Gensia Laboratories. A commitment for lease financing for a significant portion of the proposed expansion was issued by a third party in May 1996. There can be no assurance that any additional financing will be available on attractive terms, if at all.

   The Company anticipates that its current capital resources, commitments from third parties and continued efforts to reduce expenses will enable it to maintain its current and planned operations into 1997. Gensia will need to raise additional funds in order to maintain its planned operations through 1997. The Company is pursuing a number of options to raise these additional funds, including additional collaborative research and development arrangements with pharmaceutical companies and the licensing of product rights to third parties. There can be no assurance that additional funds will be available on favorable terms, if at all.

   If the Company is unable to raise additional funds, it may be forced to take other significant measures to reduce its cash expenditures, including significant reductions in its operations. These reductions may include significant reductions of workforce in addition to those implemented in the first quarter of 1995. The Company may also be forced to delay, restrict or eliminate certain research and development programs. Other possible measures include the sale of certain noncurrent assets. These actions, if taken, could have a material adverse effect on the Company.

   Significant changes in operating assets and liabilities during the first three months of 1996 were a $1.8 million decrease in other accrued liabilities and a $1.3 million decrease in accounts payable. These decreases are primarily due to significant payments in the first quarter of 1996, including payment of advisory fees related to the acquisition of Aramed in the fourth quarter of 1995 and payment of 1995 accrued federal and state corporate income taxes, primarily attribuutable to alternative minimum taxes. Net cash used in investing activities in the first quarter of 1996 reflected net purchases of $10.5 million in short-term investments as a result of normal treasury activities of the Company. Additionally, the Company invested $2.4 million in property and equipment in the first quarter of 1996, primarily as part of the expansion at Gensia Laboratories. The Company expects the majority of its property and equipment requirements for 1996 to be financed through leasing arrangements with third parties. The Company's principal cash flow from financing activities in the first three months of 1996 was receipt of $0.5 million from the issuance of common stock, primarily upon exercise of common stock options.

   Gensia made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. Through March 1996, Gensia has approximately $6.0 million in undeclared cumulative preferred dividends. If Gensia chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

   During the second half of 1992, several lawsuits were filed in the U.S. District Court for the South District of California against Gensia, certain of its directors and officers and Aramed. All lawsuits were consolidated and a consolidated amended complaint filed. The consolidated lawsuit alleged violations of federal and state law arising out of an alleged failure to disclose information about the efficacy and testing of the Company's Protara drug during the period February 27, 1992 to September 22, 1992. The suits sought damages on behalf of an alleged class of investors who purchased Gensia common stock or Aramed units during that period. Another suit was filed in November 1994 on behalf of an alleged class of purchasers of Gensia common stock and Aramed units and common stock during the period September 22, 1992 through October 17, 1994 alleging failure to disclose information about the efficacy and testing of Protara. Plaintiffs' complaints in the suits did not specify an amount of claimed damages. Following notice to the plaintiff classes and court hearing, on July 5, 1995, the Court approved a Stipulation of Settlement entered into between Gensia, Aramed and the other defendants with the plaintiffs in all the actions and dismissed the action. The Stipulation of Settlement resolved all claims and dismissed Aramed, Gensia and their officers and directors from the litigation without any admission or presumption of wrongdoing by the defendants. The settlement provided for Gensia to contribute shares of its common stock having an aggregate value of $4 million, which the Company recorded as a charge in the first quarter of 1995, and for Gensia's insurance carriers to contribute $13 million in cash. The settlement is now effective and the dismissal of the litigation is final and no longer subject to appeal. The Gensia stock in payment of plaintiffs' attorney's fees (30% of the $4 million) was issued and transferred to the plaintiffs' counsel in 1995 and the remainder was issued to the class members in the first quarter of 1996.

   On October 21, 1994, an action was filed by Charles Richardson as purported Qui Tam Plaintiff on behalf of the State of California against an investigator who has worked on clinical studies for Gensia (Dennis T. Mangano, a Professor at the University of California at San Francisco ("UCSF")), his organization (Ischemia Research and Education Foundation ("IREF")) and three companies for whom Dr. Mangano or IREF performed studies (including Gensia, Inc.). On February 21, 1995 the existence of this action was made public, and the complaint was served on February 27, 1995. The action alleges that Dr. Mangano and IREF failed to provide proper compensation to the UCSF and the State of California in connection with the performance of those studies, and that the three organizations for whom the studies were performed are liable for such violations as agents, co-conspirators, aiders and abettors, or otherwise. The complaint alleges that these violations deprived UCSF and the State of California of "millions of dollars," as well as certain publishing rights and rights to inventions (e.g., licensing and royalty fees), and seeks unspecified damages "according to proof," a trebling of those damages, a civil penalty of $10,000 "for each violation," and attorney's fees. Gensia and the other defendants have answered the Complaint, denying liability and asserting various affirmative defenses. The action is set for trial on August 5, 1996. Based on facts presently known, the Company believes that, as to Gensia, the action is without merit. The Company intends to vigorously defend the action and believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. However, there can be no assurance that an adverse result would not have a material adverse effect on the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENSIA, INC.




Date:  May 14, 1996  By: /s/ David F. Hale
                         ---------------------------------------
                         David F. Hale
                         Chairman, President and Chief Executive Officer

Date:  May 14, 1996  By: /s/ Daniel D. Burgess
                         ---------------------------------------
                         Daniel D. Burgess
                         Vice President - Finance, Chief Financial
                           Officer and Treasurer