Form 10-Q
period 1996-06-30
GENSIA INC
filed 1996-08-14
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarter ended June 30, 1996.

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

          Delaware                                         33-0176647
- -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                             9360 Towne Centre Drive
                           San Diego, California  92121
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

The number of shares outstanding of each of the issuer's classes of common stock, was 36,820,386 shares of common stock, par value $.01,outstanding at June 30, 1996.

                                  GENSIA, INC.

                                     INDEX

                                                                 Page No.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

           Consolidated Balance Sheets at June 30, 1996 and         3
           December 31, 1995

           Consolidated Statements of Operations for the three      4
           and six months ended June 30, 1996 and 1995

           Consolidated Statements of Cash Flows for the six        5
           months ended June 30, 1996 and 1995

           Notes to the Financial Statements                        6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           Results of Operations - for the three and six            8
           months ended June 30, 1996 and 1995

           Liquidity and Capital Resources                          9


PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings                                        11

Item 4:    Submission of Matters to a Vote of Security Holders      12

Item 6:    Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                          13

PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                  GENSIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 June 30,      December 31,
                                                   1996            1995
                                                (Unaudited)
                                                ----------       ----------
                                    ASSETS
Current assets:
  Cash and cash equivalents                     $   23,907       $   47,421
  Short-term investments                            22,156           11,440
  Accounts receivable                                5,800            9,615
  Inventories                                       11,725           11,562
  Other current assets                               3,364            3,313
  Notes receivable from officers and employees         554              547
                                                ----------       ----------
      Total current assets                          67,506           83,898

Property and equipment, net                         28,886           25,749
Deposits and other assets                            8,459            8,913
                                                ----------       ----------
                                                $  104,851       $  118,560
                                                ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    9,114       $    7,980
  Accrued research and development costs               232              533
  Accrued payroll and related expenses               2,825            2,356
  Other accrued liabilities                          3,506            4,962
  Current portion of deferred revenue                1,771               --
  Current maturities of long-term obligations          117              380
                                                ----------       ----------
      Total current liabilities                     17,565           16,211

Deferred revenue, less current portion               1,250               --
Long-term obligations, less current maturities         153               46

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized, 1,600,000 issued and
    outstanding at June 30, 1996 and
    December 31, 1995, respectively                     16               16
  Common stock, $.01 par value, 75,000,000
    shares authorized, 36,820,386 and
    34,640,976 shares issued and
    outstanding at June 30, 1996 and
    December 31, 1995, respectively                    368              346
  Contingent value rights                               --            2,875
  Additional paid-in capital                       328,844          319,502
  Unrealized gain/(loss) on available-
    for-sale securities                                (18)               1
  Accumulated deficit                             (242,929)        (219,337)
  Unearned compensation                               (398)          (1,100)
                                                ----------       ----------
      Total stockholders' equity                    85,883          102,303
                                                ----------       ----------
                                                $  104,851       $  118,560
                                                ==========       ==========

                              See accompanying notes.

                                   GENSIA, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended                  Six months ended
                                                           June 30,                          June 30,
                                                  ---------------------------        ------------------------
                                                     1996             1995               1996           1995
                                                  ----------       ----------         ----------      ----------
Revenues:
  Product sales                                   $   12,785       $   13,669         $   25,679      $   26,999
  Contract research and license fees
   (including $2,026 from affiliates for
    the three months ended June 30, 1995
    and $3,940 for the six months ended
    June 30, 1995)                                       792            4,166                792           8,317
  Interest income                                        578              479              1,290             967
                                                  ----------       ----------         ----------      ----------
     Total revenues                                   14,155           18,314             27,761          36,283

Costs and expenses:
  Cost of sales                                        9,853            7,902             18,324          16,520
  Research and development                             8,762           10,463             16,959          20,037
  Selling, general and administrative                  7,792            7,760             15,719          15,306
  Interest and other                                      43              655                350             765
  Restructuring charge                                    --               --                 --           1,092
  Litigation settlement                                   --               --                 --           4,000
                                                  ----------       ----------         ----------      ----------
    Total costs and expenses                          26,450           26,780             51,352          57,720
                                                  ----------        ---------         ----------      ----------
Net loss before dividends on preferred stock         (12,295)          (8,466)           (23,591)        (21,437)
Dividends on preferred stock                          (1,504)          (1,504)            (2,992)         (2,992)
                                                  ----------        ---------         ----------      ----------
Net loss applicable to common shares              $  (13,799)       $  (9,970)        $  (26,583)     $  (24,429)
                                                  ==========        =========         ==========      ==========
Net loss per common share                         $     (.38)       $    (.30)        $     (.74)     $     (.75)
                                                  ==========        =========         ==========      ==========

Shares used in computing per share amounts            36,208           33,264             35,833          32,773
                                                  ==========        =========         ==========      ==========

                             See accompanying notes.

                                   GENSIA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                   Six months ended June 30,
                                                 ----------------------------
                                                    1996             1995
                                                 ----------       ----------
Cash flows from operating activities:
  Net loss                                       $  (23,592)      $  (21,437)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation of property and equipment            1,827            1,905
    Amortization of licenses                            150               --
    Amortization of unearned compensation               715              862
    Litigation settlement                                --            4,000
    Loss on disposal of property and equipment          158               --
  Change in operating assets and liabilities:
    Accounts receivable                               3,815            1,811
    Inventories                                        (163)          (3,055)
    Other current assets                                (51)           1,051
    Accounts payable                                  1,134           (2,699)
    Accrued research and development costs             (301)          (1,986)
    Accrued payroll and related expenses                469              320
    Other accrued liabilities                        (1,456)            (583)
    Deferred revenue                                  3,021           (2,200)
                                                 ----------       ----------
Net cash used in operating activities               (14,274)         (22,011)

Cash flows from investing activities:
  Proceeds from short-term investment                91,498           78,640
  Purchases of short-term investments              (102,233)         (68,123)
  Purchase of property and equipment                 (5,122)          (2,274)
  Deposits and other assets                             304            1,636
  Notes receivable from officers and employees           (7)            (268)
                                                 ----------       ----------
Net cash (used in) provided by
  investing activities                              (15,560)           9,611

Cash flows from financing activities:
  Payments of preferred stock dividends                  --           (1,488)
  Issuance of common stock and warrants, net          6,476            1,376
  Issuance of long-term obligations                     206              850
  Principal payments on long-term obligations          (362)            (845)
                                                 ----------       ----------
Net cash provided by (used in)
  financing activities                                6,320             (107)
                                                 ----------       ----------
Decrease in cash and cash equivalents               (23,514)         (12,507)

Cash and cash equivalents at beginning of period     47,421           23,371
                                                 ----------       ----------
Cash and cash equivalents at end of period       $   23,907       $   10,864
                                                 ==========       ==========

Supplemental schedule of noncash financing activities:
  Change in unrealized gain/(loss) on
    available-for-sale securities                $      (19)      $    3,343

                             See accompanying notes.

                                   GENSIA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

   In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and six-month periods ended June 30, 1996 and 1995 have been made. The results of operations for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

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

3. CONTINGENCIES

   On October 21, 1994, an action was filed by Charles Richardson as purported Qui Tam Plaintiff on behalf of the State of California against an investigator who has worked on clinical studies for Gensia (Dr. Dennis
T. Mangano, a Professor at the University of California at San Francisco ("UCSF")), his organization (Ischemia Research and Education Foundation ("IREF")) and three companies for whom Dr. Mangano or IREF performed studies (including Gensia, Inc.). On February 21, 1995 the existence of this action was made public, and the complaint was served on February 27, 1995. The action alleges that Dr. Mangano and IREF failed to provide proper compensation to the UCSF and the State of California in connection with the performance of those studies, and that the three organizations for whom the studies were performed are liable for such violations as agents, co-conspirators, aiders and abettors, or otherwise. The complaint alleges that these violations deprived UCSF and the State of California of "millions of dollars," as well as certain publishing rights and rights to inventions (e.g., licensing and royalty fees), and seeks unspecified damages "according to proof," a trebling of those damages, a civil penalty of $10,000 "for each violation," and attorney's fees. Gensia and the other defendants have answered the Complaint, denying liability and asserting various affirmative defenses. On June 12, 1996, with the consent of the plaintiff and the Regents of The University of California, The Court entered a dismissal of this action with prejudice as to Gensia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Gensia has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1996. For the period from its inception to June 30, 1996, Gensia has incurred a cumulative net loss of $242.9 million.

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

RESULTS OF OPERATIONS

   The Company reported a net loss of $13.8 million, or $.38 per common share (after undeclared and unpaid cumulative dividends on preferred stock of $1.5 million), in the second quarter ended June 30, 1996 compared to a net loss of $10.0 million, or $.30 per common share (after undeclared and unpaid cumulative dividends on preferred stock of $1.5 million), in the second quarter of 1995. The Company reported a net loss of $26.6 million, or $.74 per common share (after undeclared and unpaid cumulative preferred stock dividends of $3.0 million), compared to a net loss of $24.4 million, or $.75 per common share (after preferred stock dividends of $1.5 million paid in March 1995 and $1.5 million in undeclared and unpaid cumulative preferred stock dividends), for the six months ended June 30, 1996 and 1995, respectively. The 1995 results for the first six months included a restructuring charge of $1.1 million and a $4.0 million charge related to the settlement of class action litigation.

   Product sales were $12.8 million in the second quarter of 1996 compared to $13.7 million in the second quarter of 1995, while gross profit from product sales decreased to $2.9 million from $5.8 million. Product sales in the first six months of 1996 of $25.7 million decreased from $27.0 million in the same period of 1995. Gross profit from product sales decreased from $10.5 million in the first six months of 1995 to $7.4 million for the same period of 1996. These decreases are primarily attributable to increased competition for certain of Gensia Laboratories' multi-source injectable products, particularly etoposide. During 1995 and 1994, etoposide was Gensia Laboratories' largest product in terms of sales and during 1995 and early 1996, a number of
competitors received FDA approval to market injectable etoposide.   These
approvals have had and are expected to continue to have a material adverse impact on the Company's sales and gross profit from etoposide. Continued increases in sales of doxorubicin and the Laryngeal Mask Airway ("LMA") among other products have helped to partially offset the impact of declining sales of etoposide. The Company believes that overall product sales in the second half of 1996 may be able to be maintained at levels achieved during the comparable 1995 period, but gross margin percentages are likely to be lower than those achieved during 1995.

   Contract research and license fees were $800,000 in the second quarter of 1996 compared to $4.2 million in the second quarter of 1995. The decrease was primarily a result of the termination of contract research agreements upon the Company's acquisition of Aramed, Inc. ("Aramed") in the fourth quarter of 1995 and because of research and development payments received in 1995 from a collaboration with Boerhinger Mannheim Pharmaceuticals Corporation. Gensia recorded contract research and license fees during the quarter ended June 30, 1996 as a result of a research collaboration with Pfizer Inc. ("Pfizer") entered into in May 1996. The transaction received regulatory clearance and closed in the second quarter of 1996. Contract research and license fees in 1996 are expected to be lower than in 1995 although the amount will depend on the degree to which Gensia is able to enter into additional collaborations. The Company is engaged in discussions with pharmaceutical companies concerning additional collaborations under which these companies would fund a portion of Gensia's research and development efforts. There can be no assurance that any additional agreements will be reached.

   Gensia's research and development expenses were $8.8 million in the 1996 second quarter, compared to $10.5 million in the 1995 second quarter. The decrease is primarily the result of ongoing expense reduction programs. Research and development expenses were $17.0 million for the six months ended June 30, 1996 and $20.0 million for the same period of 1995. This decrease is due to reductions in personnel in clinical development and data management as a result of the restructuring in the first quarter of 1995 and to ongoing expense reduction programs. The level of spending in research and development will in part depend on the Company's ability to complete additional collaborations with corporate partners to fund its research and development programs.

   Selling, general and administrative expenses were $7.8 million in the second quarters of both 1996 and 1995. Selling, general and administrative expenses were $15.7 million as opposed to $15.3 million for the six months ended June 30, 1996 and 1995, respectively. This increase primarily results from the expansion of sales and marketing activities and an increase in advisory fees over the same period of 1995. Selling, general and administrative expenses may continue to grow as Gensia builds its sales and marketing organization for activities related to Gensia Laboratories, the LMA and Brevibloc (registered trademark) and to support the GenESA (registered trademark) System in Europe and potentially North America.

   Interest income for the second quarter of 1996 increased to $0.6 million from $0.5 million for the second quarter of 1995 due to higher average cash and investment balances in 1996.



LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, Gensia had cash, cash equivalents and short-term investments of $46.1 million compared to $58.9 million at December 31, 1995. The decrease reflects the impact of operating losses for the six month period and capital expenditures related to the development of new production capabilities at Gensia Laboratories. These items were partially offset by a cash infusion from Pfizer of $8.8 million, discussed below, and initial funding of $1.0 million towards capital expenditures related to construction of new production capabilities at Gensia Laboratories.

   Additional funding was received from a research collaboration with Pfizer for the development of drugs for the treatment of pain using Gensia's adenosine regulating agent (ARA) technology. Pfizer made an up-front licensing payment of $3.0 million and provided up-front research funding of $.8 million. Additional funding will be paid quarterly for a period of at least two years. In conjunction with this research collaboration, Pfizer also purchased 792,293 shares of the Company's common stock through a $5.0 million equity investment. Gensia may also receive certain payments upon the achievement of specified milestones and royalties on any product sales that result from the collaboration. There can be no assurance that any milestones will be achieved, that any compound will be successfully developed under this collaboration or that any sales or royalty payments will result from a developed compound.

   Gensia believes that expense levels in the future will be dependent upon a number of factors, including the potential cost of expanding its sales and marketing organization to support product launches and increased emphasis on commercial activities and costs associated with preclinical studies and clinical trials for products under development. The amount of such costs, as well as the spending necessary for working capital and capital requirements, will depend on numerous factors including Gensia's ability to improve Gensia Laboratories' current operations, the timing and outcome of further regulatory actions related to the GenESA System, and the Company's ability to successfully market the GenESA System in North America and Europe if appropriate regulatory approvals are obtained. As previously disclosed, in April 1996, the Company was informed by the U.S. Food and Drug Administration ("FDA") in an action letter that the New Drug Application for the GenESA System is not currently approvable. The Company has had further discussions with the FDA and is continuing to reanalyze data from one of its clinical studies. The Company is planning to meet with the FDA in late September 1996 to review the results of the reanalysis. If the outcome is favorable, the Company plans to file an amendment to the NDA after such meeting. In Canada, the Canadian Health Protection Branch has asked Gensia to submit additional information to obtain approval of the GenESA System and as a result, Gensia has withdrawn its New Drug Submission in Canada. Gensia will decide in the next several months whether to obtain and submit such information.

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

   The Company anticipates that its current capital resources, commitments from third parties and continued efforts to reduce expenses will enable it to maintain its current and planned operations into 1997. Gensia will need to raise additional funds in order to maintain its planned operations through 1997. The Company is exploring a number of options to raise these additional funds, including additional collaborative research and development arrangements with pharmaceutical companies, the licensing of product rights to third parties and private placements of the Company's equity. There can be no assurance that additional funds will be available on favorable terms, if at all.

   If the Company is unable to raise additional funds, it may be forced to take other significant measures to reduce its cash expenditures, including significant reductions in its operations. These reductions may include significant reductions of work force in addition to those implemented in the first quarter of 1995. The Company may also be forced to delay, restrict or eliminate certain research and development programs. Other possible measures include the sale of certain noncurrent assets. These actions, if taken, could have a material adverse effect on the Company.

   Significant changes in operating assets and liabilities during the first six months of 1996 were a $3.8 million decrease in accounts receivable, a $1.5 million decrease in other accrued liabilities and a $1.1 million increase in accounts payable. The decrease in accounts receivable is largely due to lower product sales and collection of accounts receivable. The decrease in other accrued liabilities is primarily due to significant payments in 1996, including payment of advisory fees related to the acquisition of Aramed in the fourth quarter of 1995 and payment of 1995 accrued federal and state corporate income taxes, primarily attributable to alternative minimum taxes. The increase in accounts payable is due to raw materials purchases and commitments for property and equipment by Gensia Laboratories in the second quarter of 1996. Net cash used in investing activities in the first six months of 1996 reflected net purchases of $10.7 million in short-term investments as a result of normal treasury activities of the Company. Additionally, the Company invested $5.2 million in property and equipment in the first six months of 1996, primarily as part of the expansion at Gensia Laboratories. The Company expects the majority of its property and equipment requirements for 1996 to be financed through leasing arrangements with third parties. The Company's principal cash flow from financing activities in the first six months of 1996 was receipt of $6.5 million from the issuance of common stock, $5.0 million of which was issued to Pfizer. The remaining balance was primarily from the exercise of common stock options.

   Gensia made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. Through June 1996, Gensia has approximately $7.5 million in undeclared cumulative preferred dividends. The Company's Board of Directors has voted to declare and pay the quarterly dividend for the quarter ending August 31, 1996 on September 1, 1996. If Gensia chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

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

   On October 21, 1994, an action was filed by Charles Richardson as purported Qui Tam Plaintiff on behalf of the State of California against an investigator who has worked on clinical studies for Gensia (Dr. Dennis T. Mangano, a Professor at the University of California at San Francisco ("UCSF")), his organization (Ischemia Research and Education Foundation ("IREF")) and three companies for whom Dr. Mangano or IREF performed studies (including Gensia, Inc.). On February 21, 1995 the existence of this action was made public, and the complaint was served on February 27, 1995. The action alleges that Dr. Mangano and IREF failed to provide proper compensation to the UCSF and the State of California in connection with the performance of those studies, and that the three organizations for whom the studies were performed are liable for such violations as agents, co-conspirators, aiders and abettors, or otherwise. The complaint alleges that these violations deprived UCSF and the State of California of "millions of dollars," as well as certain publishing rights and rights to inventions (e.g., licensing and royalty fees), and seeks unspecified damages "according to proof," a trebling of those damages, a civil penalty of $10,000 "for each violation," and attorney's fees. Gensia and the other defendants have answered the Complaint, denying liability and asserting various affirmative defenses. On June 12, 1996, with the consent of the plaintiff and the Regents of The University of California, The Court entered a dismissal of this action with prejudice as to Gensia.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 1996, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

1.   The following three Class I directors were elected:

     a. 31,770,698 shares were voted in favor of Daniel O. Pegg, 165,444 shares withheld their vote and 3,956,757 shares were not voted;

     b. 31,786,777 shares were voted in favor of Alan R. Timms, Ph.D., 149,365 shares withheld their vote and 3,956,757 shares were not voted;

     c. 31,800,323 shares were voted in favor of Monroe E. Trout, M.D., 135,819 shares withheld their vote and 3,956,757 shares were not voted.

     The following directors continue in office for their existing terms:
     Jerry C. Benjamin; Paul K. Laikind, Ph. D.; L. John Wilkerson, Ph.D.; James C. Blair, Ph.D.; Herbert J. Conrad; David F. Hale; Steven C. Mendell.

2. A proposal to amend the Gensia, Inc. Amended and Restated 1990 Stock Plan (the "1990 Plan") was approved. The proposal increased by 400,000 the aggregate number of shares of common stock reserved for issuance under the 1990 Plan and increased the number of shares covered by the automatic option grants to non-employee members of the Board of Directors.

     23,108,353 shares were voted in favor of the proposal, 8,181,137 were voted against the proposal 68,924 abstained and 4,534,485 shares were not voted or were broker non-votes.

3. A proposal to amend and restate the Gensia, Inc. Employee Stock Purchase Plan (the "ESPP") was approved. The proposal increased by 100,000 the aggregate number of shares of common stock reserved for issuance under the ESPP.

     27,374,694 shares were voted in favor of the proposal, 3,913,648 shares were voted against the proposal, 70,072 shares abstained and 4,534,485 shares were not voted or were broker non-votes.

4. The selection of Ernst & Young LLP as the Company's independent auditors was ratified.

     31,775,506 shares voted in favor of the proposal, 88,198 shares were voted against the proposal, 72,438 shares abstained and 3,956,757 shares were not voted.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K
   (a) Exhibits
       10.54 Collaborative Research Agreement dated as of May 1, 1996 between the Company and Pfizer Inc. (Certain information has been omitted from the Agreement pursuant to a request by the Company for confidential treatment.)

       10.55 License and Royalty Agreement dated May 1, 1996 between the Company and Pfizer Inc. (Certain information has been omitted from the Agreement pursuant to a request by the Company for confidential treatment.)

       10.56 Stock Purchase Agreement dated May 1, 1996 between the Company and Pfizer Inc. (Certain information has been omitted from the Agreement pursuant to a request by the Company for confidential treatment.)

   (b)  Reports on Form 8-K during the second quarter.
        None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




GENSIA, INC.



Date:  August 13, 1996   By: /s/ David F. Hale
                         ---------------------------------------
                         David F. Hale
                         Chairman, President and Chief Executive Officer

Date:  August 13, 1996   By: /s/ Daniel D. Burgess
                         ---------------------------------------
                         Daniel D. Burgess
                         Vice President - Finance, Chief Financial
                         Officer and Treasurer