Form 10-Q/A
period 1996-06-30
GENSIA INC
filed 1996-10-22
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

          Delaware                                         33-0176647
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


                             9360 Towne Centre Drive
                           San Diego, California  92121
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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.




GENSIA, INC.



Date: Octobert 21, 1996   By: /s/ David F. Hale
                         ---------------------------------------
                         David F. Hale
                         Chairman, President and Chief Executive Officer

Date: October 21, 1996   By: /s/ Daniel D. Burgess
                         ---------------------------------------
                         Daniel D. Burgess
                         Vice President - Finance, Chief Financial
                         Officer and Treasurer