Form 10-Q
period 1996-09-30
GENSIA INC
filed 1996-11-14
CIK 807873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the Quarter ended September 30, 1996.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from       to


Commission File No. 0-18549
                    -------

                                   GENSIA, INC.
                                   ------------
                           (Exact name of registrant as
                             specified in its charter)

                      Delaware                              33-0176647
                      --------                              ----------
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)             Identification No.)



                             9360 Towne Centre Drive
                           San Diego, California  92121
                           ----------------------------
               (Address of principal executive offices and zip code)


                                 (619) 546-8300
                                 --------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES   X            NO
                              ----               ----


The number of shares outstanding of each of the issuer's classes of common stock, was 36,950,792 shares of common stock, par value
$.01,outstanding at September 30, 1996.

                                  GENSIA, INC.

                                     INDEX

                                                                Page No.

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements

           Consolidated Balance Sheets at September 30, 1996 and
           December 31, 1995                                        3

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 1996 and 1995        4

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1996 and 1995                 5

           Notes to the Financial Statements                        6

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      7

           Results of Operations - for the three and nine
           months ended September 30, 1996 and 1995                 7

           Liquidity and Capital Resources                          8


PART II:   OTHER INFORMATION

Item 1:    Legal Proceedings                                        10

Item 5:    Other Information                                        10

Item 6:    Exhibits and Reports on Form 8-K                         11


SIGNATURES                                                          12

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                                  GENSIA, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                             September 30,     December  31,
                                                 1996             1995
                                             (Unaudited)
                                             -------------     ------------
Current assets:
  Cash and cash equivalents                     $   18,194       $   47,421
   Short-term investments                            8,828           11,440
   Accounts receivable                               7,309            9,615
   Inventories                                      13,349           11,562
   Other current assets                              2,665            3,313
   Notes receivable from officers and employees        439              547
                                                ----------       ----------
     Total current assets                           50,784           83,898

Property and equipment, net                         30,888           25,749
Deposits and other assets                            8,305            8,913
                                                ----------       ----------
                                                $   89,977       $  118,560
                                                ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $    7,072       $    7,980
   Accrued research and development costs              124              533
   Accrued payroll and related expenses              2,826            2,356
   Other accrued liabilities                         3,669            4,962
   Current portion of deferred revenue               1,500               --
   Current maturities of long-term obligations         134              380
                                                ----------       ----------
     Total current liabilities                      15,325           16,211

Deferred revenue, less current portion                 875               --
Long-term obligations, less current maturities         136               46

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
     authorized, 1,600,000 issued and outstanding at
     September 30, 1996 and December 31, 1995,
     respectively                                       16               16
   Common stock, $.01 par value, 75,000,000 shares
     authorized, 36,950,792 and 34,640,976 shares issued
     and outstanding at September 30, 1996 and
     December 31, 1995, respectively                   370              346
   Contingent value rights                              --            2,875
   Additional paid-in capital                      327,474          319,502
   Unrealized gain/(loss) on available-
     for-sale securities                                (6)               1
   Accumulated deficit                            (253,993)        (219,337)
   Unearned compensation                              (220)          (1,100)
                                                ----------       ----------
     Total stockholders' equity                     73,641          102,303
                                                ----------       ----------
                                                $   89,977       $  118,560
                                                ==========       ==========

See accompanying notes.

                                  GENSIA, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except per share data)
                                   (Unaudited)


                                                      Three months ended                Nine months ended
                                                         September 30,                    September 30,
                                                    1996              1995              1996            1995
                                                  ----------       ----------         ----------      ----------
Revenues:
   Product sales                                  $   13,699       $  10,750          $  39,379       $   37,749
   Contract research and license fees
      (including $1,630 from affiliates for the three
      months ended September 30, 1995 and $5,570 for
      the nine months ended September 30, 1995)        1,688            2,139              2,479          10,456
   Interest income                                       493              279              1,784           1,246
                                                  ----------       ----------         ----------      ----------
      Total revenues                                  15,880           13,168             43,642          49,451


Costs and expenses:
   Cost of sales                                      10,922            6,984             29,247          23,504
   Research and development                            7,797            8,621             24,756          28,657
   Selling, general and administrative                 7,944            7,790             23,663          23,097
   Interest and other                                    281               12                632             777
   Restructuring charge                                   --               --                 --           1,092
   Litigation settlement                                  --               --                 --           4,000
                                                  ----------       ----------         ----------      ----------
     Total costs and expense                          26,944           23,407             78,298          81,127
                                                  ----------       ----------         ----------      ----------

Net loss before dividends on preferred stock         (11,064)         (10,239)           (34,656)        (31,676)
Dividends on preferred stock                          (1,504)          (1,504)            (4,496)         (4,496)
                                                  ----------       ----------         ----------      ----------

Net loss applicable to common shares              $  (12,568)      $  (11,743)        $  (39,152)     $  (36,172)
                                                  ==========       ==========         ==========      ==========

Net loss per common share                         $     (.34)     $      (.35)        $    (1.08)     $    (1.10)
                                                  ==========       ==========         ==========      ==========


Shares used in computing per share amounts            36,915           33,127             36,196          32,840
                                                  ==========       ==========         ==========      ==========

See accompanying notes.

                                   GENSIA, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                               Nine months ended September 30,
                                               -------------------------------
                                                     1996            1995
                                                 -----------      ----------
Cash flow from operating activities:
   Net loss                                      $   (34,656)    $   (31,676)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation of property and equipment             2,812           2,835
    Amortization of licenses                             225              --
    Amortization of unearned compensation                880           1,246
    Litigation settlement                                 --           4,000
    Loss on disposal of property and equipment           262              --
    Change in operating assets and liabilities:
      Accounts receivable                              2,306           1,866
      Inventories                                     (1,787)         (6,605)
      Other current assets                               648           2,725
      Accounts payable                                  (908)           (968)
      Accrued research and development costs            (409)         (3,181)
      Accrued payroll and related expenses               470              27
      Other accrued liabilities                       (1,293)         (1,893)
      Deferred revenue                                 2,375          (2,325)
                                                 -----------      ----------
Net cash used in operating activities                (29,075)        (33,949)

Cash flows from investing activities:
   Proceeds from short-term investments              171,321          90,768
   Purchases of short-term investments              (168,716)        (77,434)
   Purchases of property and equipment                (8,213)         (2,646)
   Deposits and other assets                             383           6,237
   Notes receivable from officers and employees          108            (193)
                                                 -----------      ----------
Net cash (used in) provided by investing activities   (5,117)         16,732

Cash flows from financing activities:
   Payments of preferred stock dividends              (1,504)         (1,488)
   Issuance of common stock and warrants, net          6,625           1,959
   Issuance of long-term obligations                     206             850
   Principal payments on long-term obligations          (362)         (2,466)
                                                 -----------      ----------
Net cash provided by (used in) financing activities    4,965          (1,145)
                                                 -----------      ----------

Decrease in cash and cash equivalents                (29,227)        (18,362)

Cash and cash equivalents at beginning of period      47,421          23,371
                                                 -----------      ----------

Cash and cash equivalents at end of period       $    18,194      $    5,009
                                                 ===========      ==========

Supplemental schedule of noncash financing activities:
   Change in unrealized gain/(loss) on
    available-for-sale securities                $        (7)     $    4,562

See accompanying notes.

                                   GENSIA, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

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

   In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and nine-month periods ended September 30, 1996 and 1995 have been made. The results of operations for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

   The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Form 10-K filed with the Securities and Exchange Commission.

                                   GENSIA, INC.
                                  SEPTEMBER 30, 1996

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
           RESULTS OF OPERATIONS

   Gensia has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1996. For the period from its inception to September 30, 1996, Gensia has incurred a cumulative net loss of $254 million.

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

RESULTS OF OPERATIONS

   The Company reported a net loss of $12.6 million, or $.34 per common share (after dividends on preferred stock of $1.5 million), in the third quarter ended September 30, 1996 compared to a net loss of $11.7 million, or $.35 per common share (after undeclared and unpaid cumulative dividends on preferred stock of $1.5 million), in the third quarter of 1995. The Company reported a net loss of $39.2 million, or $1.08 per common share (after preferred stock dividends of $1.5 million paid in September 1996 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends), compared to a net loss of $36.2 million, or $1.10 per common share (after preferred stock dividends of $1.5 million paid in March 1995 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends), for the nine months ended September 30, 1996 and 1995, respectively. The 1995 results for the first nine months included a restructuring charge of $1.1 million and a $4.0 million charge related to the settlement of class action litigation.

   Product sales increased in both the three- and nine-month periods of 1996 compared to the similar periods of 1995. However, gross profit from product sales decreased in both the three- and nine-month periods of 1996 compared to the similar periods of 1995. Continued increases in sales of doxorubicin, approved by the U.S. Food and Drug Administration ("FDA") in the third quarter of 1995, and the Laryngeal Mask Airway ("LMA") among other products have contributed to the increased product sales in the 1996 periods. The decreases in gross profit from product sales were primarily attributable to increased competition for certain of Gensia Laboratories' multi-source injectable products, particularly etoposide. During 1995 and 1994, etoposide was Gensia Laboratories' largest product in terms of sales and during 1995 and early 1996, a number of competitors received FDA approval to market injectable
etoposide.   These approvals have had and are expected to continue to
have a material adverse impact on the Company's sales and gross profit from etoposide. The Company believes that while overall product sales for calendar year 1996 should be maintained at approximately the levels achieved during 1995, gross margin percentages for 1996 will be lower than those achieved in the prior year. The Company believes additional product approvals will be required for gross margins to improve. While Gensia has a number of products currently under review for approval at the FDA, there can be no assurance whether or when any such approvals may be obtained.

   Contract research and license fees revenues were lower in both the three- and nine-month periods of 1996 as compared to the similar periods of 1995. The decreases were primarily a result of the termination of contract research agreements upon the Company's acquisition of Aramed, Inc. ("Aramed") in the fourth quarter of 1995 and because of research and development payments received in 1995 from a collaboration with Boehringer Mannheim Pharmaceuticals Corporation. Gensia recorded contract research and license fees during the second and third quarters of 1996 primarily as a result of a research collaboration with Pfizer Inc. ("Pfizer") which closed in the second quarter of 1996. Contract research and license fees revenues in 1996 are expected to be lower than in 1995 although the amount will depend on the degree to which Gensia is able to enter into additional collaborations. The Company is engaged in discussions with pharmaceutical companies concerning additional collaborations under

                                   GENSIA, INC.
                                  SEPTEMBER 30, 1996

which these companies would fund a portion of Gensia's research and development efforts. There can be no assurance that any additional agreements will be reached.

   Gensia's research and development expenses decreased $0.8 million in the 1996 third quarter compared to the 1995 third quarter, and decreased $3.9 million for the nine months ended September 30, 1996 compared to the same period of 1995. These decreases are primarily a result of ongoing expense reduction efforts related to the Company's research and development programs. The level of spending in research and development will in part depend on the Company's ability to complete additional collaborations with corporate partners to fund its research and development programs.

   Selling, general and administrative expenses increased slightly in the third quarter of 1996 compared to the third quarter of 1995. Selling, general and administrative expenses were $23.7 million as opposed to $23.1 million for the nine months ended September 30, 1996 and 1995, respectively. These increases primarily result from the expansion of sales and marketing activities and an increase in advisory fees over the same period of 1995. Selling, general and administrative expenses may continue to grow as Gensia builds its sales and marketing organization for activities related to Gensia Laboratories, the LMA and Brevibloc (registered trademark) and to support the GenESA (registered trademark) System in Europe and potentially North America.

   Interest income for the third quarter and first nine-months of 1996 increased from the 1995 levels due to higher average cash and investment balances in 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, Gensia had cash, cash equivalents and short-term investments of $27.0 million compared to $58.9 million at December 31, 1995. The decrease reflects the impact of operating losses for the nine month period and capital expenditures related to the development of new production capabilities at Gensia Laboratories. These items were partially offset by a cash infusion from Pfizer of $8.8 million, discussed below, and equipment lease financing of $1.8 million for the expansion of new production capabilities at Gensia Laboratories.

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

   Gensia believes that expense levels in the future will be dependent upon a number of factors, including the potential cost of expanding its sales and marketing organization to support product launches and increased emphasis on commercial activities and costs associated with preclinical studies and clinical trials for products under development.
The amount of such costs, as well as the spending necessary for working capital and capital requirements, will depend on numerous factors including the ability of Gensia Laboratories to gain additional product approvals from the FDA, the timing and outcome of further regulatory actions related to the GenESA System, and the Company's ability to successfully market the GenESA System in and Europe and, if appropriate regulatory approvals are obtained, in North America. As previously disclosed, in April 1996, the Company was informed by the FDA in an action letter that the New Drug Application ("NDA") for the GenESA System is not currently approvable. The Company has recently filed an amendment to its NDA for the GenESA System. Gensia Clinical Partners, L.P. owns certain rights to the GenESA System technology which are subject to a purchase option by Gensia.

                                   GENSIA, INC.
                                  SEPTEMBER 30, 1996

   Funding requirements will also depend on the progress of the Company's research and development programs as well as its ability to establish additional collaborations with other pharmaceutical companies to fund these programs. In addition, Gensia Laboratories is undertaking a significant capital expenditure program during 1996 and 1997. The Company expects to finance this expansion largely through new lease or debt financing secured against certain assets of Gensia Laboratories. A commitment for lease financing for a significant portion of the proposed expansion was issued by a third party in May 1996, some of which has been utilized. There can be no assurance that any additional financing will be available on attractive terms, if at all.

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

   Significant changes in operating assets and liabilities during the first nine months of 1996 were a $2.3 million decrease in accounts receivable, a $1.8 million decrease in inventories and a $2.4 million increase in deferred revenue. The decrease in accounts receivable is largely due to collection of receivables resulting from sales in the fourth quarter of 1995, which were higher than in the third quarter of 1996. The increase in inventories results from lower product sales and higher purchases of raw materials in the third quarter of 1996 than in the fourth quarter of 1995. Deferred revenue has increased in 1996 as a result of the research collaboration with Pfizer. Net cash used in investing activities in the first nine months of 1996 reflected net purchases of $2.6 million in short-term investments as a result of normal treasury activities of the Company. Additionally, the Company invested $8.2 million in property and equipment in the first nine months of 1996, primarily as part of the expansion at Gensia Laboratories. The Company expects a significant portion of its property and equipment requirements for 1996 to be financed through leasing arrangements with third parties. The Company's principal cash flow from financing activities in the first nine months of 1996 was receipt of $6.6 million from the issuance of common stock, $5.0 million of which was issued to Pfizer. The remaining balance was primarily from the exercise of common stock options.

   Gensia made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company's Board of Directors voted to declare and the Company paid the quarterly dividend for the quarter ending August 31, 1996 on September 1, 1996. Through September 1996, Gensia has approximately $7.5 million in undeclared cumulative preferred dividends. The Company's Board of Directors voted to declare the quarterly dividend for the quarter ending November 30, 1996, payable on December 1, 1996. If Gensia chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                                   GENSIA, INC.
                                  SEPTEMBER 30, 1996

PART II - OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

    There have been no material developments in legal proceedings during the quarter ended September 30, 1996. Please refer to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1996.


ITEM 5:     OTHER INFORMATION

    Gensia announced on November 12, 1996 that it had entered into a definitive agreement with Rakepoll Finance, N.V. to create a vertically-integrated specialty pharmaceutical company focusing on the worldwide oncology and injectable pharmaceutical markets.
    Under the terms of the agreement, Gensia will issue 29.5 million new shares of Gensia common stock to Rakepoll Finance to acquire three pharmaceutical companies: SICOR S.p.A. of Milan, Italy, a prominent worldwide supplier of specialty bulk pharmaceuticals with a primary emphasis on oncological compounds which also offers a broad range of corticosteroids for dermatologic diseases and asthma, and cyclosporine, an important immunosuppresive drug; Sintesis Lerma S.A. de C.V., a supplier of specialty bulk pharmaceuticals based in Mexico; and Lemery S.A. de C.V., a multisource pharmaceutical company also based in Mexico with product sales in Mexico and sales to certain Central and South American and Eastern European countries.
    The combined company will be called Gensia Sicor Inc. and will be headquartered in San Diego. Gensia Sicor will be one of the few independent, vertically-integrated suppliers of chemotherapeutic drugs for the oncology market in the world. SICOR, Lerma and Lemery recorded aggregate sales of $60.7 million in 1995 and $36.4 million for the six months ending June 30, 1996. Gensia had sales of $53.5 million and $25.7 million for the comparable periods.
    Consummation of the proposed transaction is subject to various conditions including Gensia shareholder approval and obtaining necessary regulatory approvals. There can be no assurance that the proposed transaction will be consummated.
    SICOR and Lerma will continue to produce and sell bulk specialty pharmaceuticals to pharmaceutical companies throughout the world.
Lemery and Gensia Laboratories, Ltd., a wholly-owned subsidiary of Gensia will perform formulation, filling, packaging and marketing of multisource injectable drugs. In addition, Gensia Laboratories will continue to focus on the development of key specialty pharmaceuticals and to provide contract manufacturing support and services to other pharmaceutical and biotechnology companies.
    Gensia, and following the combination, Gensia Sicor intend to seek additional financing to increase capital available and to fund expanded operations. There can be no assurance that such financing will be available on favorable terms if at all.
    As part of the transaction, subject to certain consents and availability of funding, Gensia plans to spin off certain of its San Diego-based pharmaceutical research and development programs into a newly formed public company to be called Metabasis Therapeutics, Inc., whose stock would be distributed to Gensia shareholders immediately prior to completion of the proposed transaction. Gensia expects that Metabasis Therapeutics may be supported in part by payments from outside research collaborations and from potential additional financings. There can be no assurance that Gensia can successfully finance and spin-off Metabasis Therapeutics or whether, if spun off, Metabasis Therapeutics will be successful in raising additional financing or developing products. Gensia's collaboration with Pfizer Inc. on novel drugs for the treatment of pain may be contributed to Metabasis, subject to Pfizer's approval.
    Gensia is also planning to transfer all of its medical device assets including the Laryngeal Mask Airway, the GenESA System and the Feedback Controlled Heparin System into a wholly- owned subsidiary to be called Gensia Automedics, Inc. Gensia plans to explore private and public financing for Gensia Automedics, subject to certain third party consents. There can be no assurance that such financing will be available on favorable terms, if at all.

                                      GENSIA, INC.
                                  SEPTEMBER 30, 1996

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     4.1 Warrant to purchase 50,000 shares of common stock issued to.Domain partners III, L.P. dated April 10, 1996.

     4.2 Warrant to purchase 70,000 shares of common stock issued to MMC/GATX Partnership No. 1, dated July 22, 1996.

     10.1 Gensia Key Employees Incentive Compensation Plan.
          (A management compensation plan)

     (b)  Reports on Form 8-K during the third quarter.

     None

                                   GENSIA, INC.
                                SEPTEMBER 30, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




GENSIA, INC.



Date:  November 13, 1996 By: /s/ David F. Hale
                         ---------------------------------------
                         David F. Hale
                         Chairman, President and Chief Executive Officer

Date:  November 13, 1996   By: /s/ Daniel D. Burgess
                         ---------------------------------------
                         Daniel D. Burgess
                         Vice President - Finance, Chief Financial
                         Officer and Treasurer