Form 10-K405
period 1996-12-31
GENSIA INC
filed 1997-03-31
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.
                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
          from                to
               ---------------   ----------------

         Commission file number 0-18549

                                GENSIA SICOR INC.
                             (Formerly Gensia, Inc)
             (Exact name of registrant as specified in its charter)

       Delaware                                                 33-0176647
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.

                             9360 Towne Centre Drive
                           San Diego, California 92121
              (Address of principal executive offices and zip code)

                                 (619) 546-8300
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                 Preferred Stock Purchase Rights, Par Value $.01
                     Contingent Value Rights, Par Value $.01
                        Warrants to Purchase Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

At March 14, 1997, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $177.0 million, based on the last sale price as reported on the Nasdaq National Market.

At March 14, 1997, there were 70,106,966 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held in August 1997 is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     On February 28, 1997 Gensia Sicor Inc. (formerly Gensia, Inc.) completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico, Lemery, S.A. de C.V. ("Lemery") and Sintesis Lerma, S.A. de C.V. ("Sintesis Lerma"). The newly combined company, Gensia Sicor Inc. ("Gensia", "Gensia Sicor" or the "Company") is headquartered in San Diego, California.

     Sicor and Sintesis Lerma produce specialty bulk drug substances. Lemery manufactures oral and injectable finished multisource drug products. The specialty drug substances produced by Sicor and Sintesis Lerma are primarily used in parenteral or topical administration, including inhalation therapy, and almost all belong to one of three categories: (1) anticancer agents, (2) steroids or (3) non-depolarizing muscle relaxants used in anesthesia. The principal markets for Sicor's and Sintesis Lerma's specialty bulk drug substances are the U.S., Canada, the EU and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and exported to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

     Gensia Laboratories, Ltd ("GLL" or "Gensia Laboratories") is a wholly-owned subsidiary of Gensia. Prior to the acquisition of Rakepoll Holding, Gensia's primary commercial operating unit was GLL. GLL's primary emphasis is on the manufacture and marketing of oncology, anesthesiology and other key multisource pharmaceuticals for the North American market. In addition, GLL provides contract manufacturing support and services to a number of pharmaceutical and biotechnology companies.

     Gensia believes that the strategic combination with Rakepoll Holding creates a specialty pharmaceutical company with a major focus on the worldwide oncology market. Industry estimates indicate that this market may grow at 10-15% per year over the next 10 years as the population of the world ages and as new regimens for the treatment of cancer are introduced. Gensia Sicor has a vertically-integrated capability which may enable it to compete effectively in the global market for high quality, cost-effective multisource injectable pharmaceutical products. As part of its international marketing strategy, Gensia Sicor plans to introduce injectable pharmaceutical products in countries where these products are not subject to patent protection prior to the introduction of these products in the United States or European Union ("EU") countries, where the length of patent protection can be significantly extended by law.

     In addition to having a broad line of multisource anti-cancer products, Gensia Sicor plans to have a comprehensive strategy for addressing the oncology market. Due to the difficulty in producing many of these compounds, Gensia Sicor expects to be first to the market with certain of these anti-cancer products and, with some products, to be the only competitor in the United States to the innovator product for an extended period of time; however, there can be no assurance that Gensia Sicor will be the first to market with any product or that it will be the only competitor in the United States to any innovator product. In addition, because of Gensia Sicor's vertically-integrated position with respect to anti-cancer products, Gensia Sicor expects that gross margins from the sale of these anti- cancer products to be, on average, higher than for many multisource injectable pharmaceutical products which are less difficult to produce. Gensia Sicor also plans to develop enhanced features for oncology products that increase the safety and convenience of handling of anti-cancer drugs, which can be very toxic. These enhanced features may include drugs formulated in solution as opposed to lyophilized formulations (to avoid the need for mixing) and offering oncology products in break resistant polymer packaging versus breakable glass vials. In addition, Gensia Sicor will seek to develop value added drug delivery systems for certain oncology products. Gensia Sicor will also seek to acquire the rights to novel oncology products, such as UK 101/114, an in-licensed product that Sicor currently is developing and for which clinical trials in patients utilizing such compound in the treatment of colon and breast cancer are currently scheduled to begin in 1997.

     With the acquisition, Gensia Sicor has an expanded capability to perform contract manufacturing support and services for pharmaceutical or biotechnology companies developing new oncology products. GLL is currently building a dedicated manufacturing facility in Irvine, California to manufacture finished dosage forms of injectable oncology drugs. This facility is planned for completion and validation in the second half of 1997. When this manufacturing capability is combined with the bulk drug substance sourcing and development capabilities of Sicor and Sintesis Lerma, Gensia Sicor will be able to offer potential partners a full range of manufacturing services including pilot and commercial quantities of bulk materials, formulation development and pilot and commercial scale manufacturing of finished dosage forms. Gensia Sicor believes that this expanded capability will be attractive to companies developing oncology products. Further, given Gensia Sicor's marketing and distribution capabilities for oncology products both domestically and internationally, the combined company may be an attractive marketing partner for such companies.

     In addition to its strength in oncology products, Gensia Sicor will continue to follow a strategy of being first to market after patent expiry on key injectable pharmaceuticals. GLL received the first United States multisource product approvals on dobutamine and etoposide, two of the largest injectable products to go off patent in the United States in the last few years. Sicor has also developed a reputation for being the bulk pharmaceutical supplier to the multisource companies receiving the first U.S. regulatory approvals on products, such as etoposide (with GLL), bleomycin, pancuronium and vecuronium. Sicor has filed over 30 Drug Master files with the United States Food and Drug Administration (the "FDA") and has significant experience working with health regulatory agencies worldwide.

     Gensia Sicor also has a proprietary medical products business which currently markets the Laryngeal Mask Airway ("LMA") product line, used in airway management, to anesthesiology departments in the United States. This group also markets Brevibloc(R), an intravenous cardiovascular drug, and the GenESA(R) System, a proprietary pharmacologic stress testing system either directly or through distributors in a number of European countries. The GenESA System is currently under regulatory review in the United States, and if approved, would be marketed by the Gensia medical products sales organization. Gensia is also developing a Feedback Controlled Heparin System which is being designed to better control dosing of heparin, a widely used anticoagulant. Gensia Sicor is in the process of transferring its proprietary medical products, including the exclusive U.S. distribution rights to the Laryngeal Mask Airway, worldwide distribution rights to the GenESA System, exclusive European distribution rights to Brevibloc, and worldwide rights to the Feedback Controlled Heparin System into its wholly-owned subsidiary, Gensia Automedics, Inc. ("Gensia Automedics"). Gensia Sicor is exploring external funding for Gensia Automedics, subject to certain third party consents.

     Gensia Sicor also currently has a basic research group involved in four primary areas: pain, inflammation, diabetes, and cardiovascular disease. Its research program in pain is being performed pursuant to a collaboration with Pfizer Inc. Gensia Sicor is also in discussions with pharmaceutical companies about a similar collaboration for its diabetes research program. Pursuant to a Shareholder's Agreement with Rakepoll Finance relating to the acquisition of Rakepoll Holding, Gensia Sicor has agreed to eliminate its net use of cash for ongoing research activities (other than ongoing property lease related expenses), no later than April 22, 1997, either (i) as a result of Gensia Sicor having obtained cash or contractually committed payments for such research activities from third parties in the form of research collaborations or otherwise, or (ii) by the termination of such research activities; provided, however, that in any event, Gensia Sicor shall be permitted to expend such amounts on research as are required for Gensia to fulfill its obligations under the Pfizer Agreement. In the event that such net use of cash has been eliminated pursuant to subclause (i) above, then subject to certain consents and availability of funding, Gensia Sicor plans to spin off certain of its San Diego-based pharmaceutical research and development programs into a newly formed public company to be called Metabasis Therapeutics, Inc.


UNITED STATES PHARMACEUTICAL OPERATIONS

GENSIA LABORATORIES

     Gensia acquired GLL (previously Kendall McGaw Pharmaceuticals, a division of Kendall McGaw Laboratories, Inc.) in January 1991 in a strategic move to accelerate Gensia's commercialization efforts and to provide for manufacturing of Gensia's proprietary products under development at that time. Since the acquisition, GLL has been building a multisource injectable business and now markets 24 products and has 31 approved Abbreviated New Drug Applications ("ANDAs") and Abbreviated Antibiotic Drug Applications ("AADAs"). GLL also has 13 ANDAs filed with the FDA as well as approximately 45 products under development.

     In furtherance of Gensia's commercialization efforts, GLL has implemented a strategic plan which includes the following major goals:

      o Be the first multisource company to receive approval and bring to market major injectable drugs coming off-patent

      o  Establish a major focus on the oncology market

      o Focus new product development efforts on injectable drugs with barriers to entry, such as raw material availability or products which are difficult to develop or manufacture, which will capitalize on the significant capability which Gensia Laboratories has in product development and manufacturing

      o  Develop and submit 8 to 10 ANDAs each year

      o Develop value-added products and drug delivery systems to enhance the value to users of GLL's products

      o Develop broad therapeutic product lines in selected markets (oncology, anesthesiology and cardiology)

       o  Establish long-term contract manufacturing agreements

     GLL has broad capabilities in the formulation, development and manufacturing of injectable pharmaceuticals. Since 1991 Gensia has built a sales and marketing infrastructure which includes 20 sales representatives and five additional corporate marketing representatives. GLL's sales representatives cover the major hospital markets in the United States, focusing their sales calls on hospital pharmacies and alternate site providers such as oncology clinics and outpatient surgery centers. As collective purchasing agreements have become increasingly important to healthcare providers as a means to control costs, the corporate marketing group has grown and is establishing relationships with hospital group purchasing organizations, managed care groups and with other large healthcare purchasing organizations.

     In 1995 and 1996, GLL received approvals of five new injectable multisource drugs: amphotericin B (anti-fungal), fluphenazine (anti-psychotic) and two oncology products, etoposide in 50 mL glass vials and in polymer vials and doxorubicin in polymer vials. Gensia believes that the AADA for doxorubicin, which was approved within nine months from submission, was the first time an injectable oncolytic agent has ever been approved for marketing in the United States in a polymer vial. Gensia believes that providing doxorubicin in this unique, unbreakable packaging offers a number of advantages for healthcare providers in terms of safety and convenience and the product has, to date, been well accepted by the medical community. Gensia was also the first company to receive an ANDA approval on dobutamine and etoposide, two of the most widely used injectable drugs to go off-patent in recent years.

     GLL manufactures the oncolytic agent etoposide (in glass vials) in its Irvine facility. GLL expects its oncolytic product development focus will create product demand that will exceed current oncolytic manufacturing capacity. As a result, GLL has begun an expansion program to build-out an adjacent manufacturing facility which will be dedicated to the production of oncology drugs. The proposed timing of this project is to have the facility inspected and validated during 1997. GLL also has marketing rights in the United States to three oncology products (doxorubicin, etoposide and cisplatin) manufactured in polymer vials by Delta West Pty. Limited, a wholly-owned subsidiary of Pharmacia & Upjohn Inc. Two of these products, doxorubicin and etoposide, have received FDA approval.

     In addition, product development is continuing for multisource injectable drugs in anesthesiology and cardiology as well as other selected areas. As previously stated, GLL currently has 13 ANDAs filed with the FDA and has approximately 45 products under development. Gensia believes that this investment in product development at GLL may position GLL for significant growth in the 1997 to 2000 time frame when a number of major injectable drugs will come off-patent. There can be no assurance that this growth will occur.

     GLL is continuing to seek innovative ways to increase sales of its products and leverage its manufacturing capacity. For example, in February 1996, an agreement with Ohmeda, Inc. Pharmaceutical Products Division ("Ohmeda") was announced under which GLL is manufacturing a number of primarily anesthesia-related multisource injectable drugs for U.S. distribution under the Ohmeda label. GLL will also continue to market these drugs under its own name. With this long-term supply agreement, Gensia is allying itself with one of the leading companies in anesthesia and critical care. This alliance is enabling Gensia's multi-source anesthesia products to be offered with Ohmeda's proprietary anesthesia products, resulting in what Gensia believes is a more attractive product portfolio for group purchasing organizations in the U.S. market. This alliance is further enhanced through an Ohmeda alliance with Baxter Healthcare Corporation I.V. Systems Division. This alliance could substantially increase the production volume at GLL, although there can be no assurance that any such increase will occur.

     As part of its strategy to develop additional value-added products, in May 1995 Gensia announced a worldwide license agreement with Atrix Laboratories, Inc. ("Atrix") to develop leuprolide acetate using Atrix's ATRIGEL Drug Delivery System. This product is expected to compete with TAP Pharmaceuticals, Inc.'s Lupron Depot(R), a major product used in the treatment of prostate cancer and endometriosis. If a feasibility study is successfully completed, Atrix will proceed with development of a dosage form or forms to be evaluated in human clinical trials. Gensia Sicor would be responsible for conducting the clinical trials, scale-up, manufacture, marketing and distribution of commercial quantities of the product. If development proceeds, Gensia Sicor would be responsible for funding the development program at Atrix, would make certain milestone payments and would pay a royalty to Atrix on future sales, if any, of the product.

     In September 1996, GLL announced an agreement with Microbix Biosystems, Inc. for the development, manufacture and sale in the United States of ThromboClear(TM) (urokinase), a drug which is being developed as a generic equivalent to Abbokinase(R) an acute cardiovascular drug widely used in the treatment of pulmonary embolism and coronary artery thrombosis. If approved for sale in the United States, Gensia Sicor believes ThromboClear would be the first generic alternative to the innovator product, which had 1995 sales of $165 million, according to market research sources.

     Another growing source of revenue at GLL is its contract manufacturing business which manufactures sterile injectable products for biotechnology and pharmaceutical companies. The contract manufacturing business experienced significant growth in 1995 and 1996. Gensia Sicor believes additional growth may be attained by expanding its collaborations with biotechnology and pharmaceutical companies and as a result of the oncology facility planned for completion in 1997, as discussed above. There can be no assurance, however, that this growth can be sustained. GLL also manufactures arbutamine (the drug used in Gensia Sicor's proprietary product, the GenESA(R) System) in prefilled syringes for commercial shipment to Europe, for clinical testing, and, assuming regulatory approval in the United States, for commercial sales in the United States.


FOREIGN PHARMACEUTICAL OPERATIONS

     In February 1997, Gensia acquired three specialty pharmaceutical companies comprised of a company located in Italy, Sicor, and two companies located in Mexico, Sintesis Lerma and Lemery. Sicor and Sintesis Lerma manufacture specialty bulk drug substances. Lemery produces oral and injectable finished multisource drug products (also called finished dosage forms) utilizing specialty bulk drug substances produced by Sicor and Sintesis Lerma and/or purchased from third parties.

     The specialty bulk drug substances manufactured by Sicor and Sintesis Lerma are almost entirely destined for parenteral or topical administration, including inhalation therapy, and almost all belong to one of three categories: (i) oncolytic agents, (ii) steroids or (iii) non-depolarizing muscle relaxants. The oncolytic agents are anti-cancer drugs. The steroids are either progestins used in contraceptives or corticosteroids used in a variety of anti-inflammatory preparations, including preparations used in the treatment of asthma, allergies and certain dermatological conditions. Certain progestins also have oncolytic applications. The muscle relaxants are used in conjunction with anesthetics during surgery.

     The principal markets for these specialty bulk drug substances are the United States and Canada, the EU and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and exported to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe. In addition, export of such drug products to China is also expected to commence in 1997.


   Oncolytic Agents

     Due to a worldwide increase in the incidence of cancer, related in part to the general aging of the world's population, and to the introduction of new regimens for the treatment of cancer, the demand for oncolytic agents continues to increase. Sicor offers a wide range of oncolytic specialty bulk drug substances and finished dosage forms. The oncolytic agents produced by Sicor are etoposide, the anti-cancer antibiotics bleomycin, mitomycin, daunorubicin, epirubicin and idarubicin and the progestins medroxyprogesterone acetate and megestrol acetate. Lemery manufactures various oncolytic agents in finished dosage form, including principally carboplatin, epirubicin, etoposide, cisplatin, doxorubicin and vincristine. Sintesis Lerma also began production in 1996 of pilot batches of the oncolytic agents cisplatin and mitoxantrone and also produces certain progestins which have oncolytic applications.

     Etoposide is suitable for oral use or injection. It is used in combination with other oncolytic agents in the treatment of testicular and small cell lung cancers. Sicor produces etoposide for sale primarily to customers in the United States and Australia and to its affiliate, Lemery. Sicor produces etoposide using a process for which a patent has been granted in fourteen European countries. A patent application for such process has also been filed in the United States.

     Bleomycin is an injectable oncolytic agent used in combination with three other compounds, doxorubicin, vinblastine and dacarbazine. This combination, known by the abbreviation ABVD, is used to treat lymphomas. Bleomycin is also used in the treatment of testicular carcinoma and squamous cell carcinomas of the head, neck and mouth. Bleomycin is produced using technology jointly developed by Sicor and Abbott utilizing an Abbott owned microorganism. In the United States, Sicor supplies bleomycin exclusively to Abbott which manufactures a finished dosage form which was recently approved by the FDA. Outside the United States, Sicor's principal markets for bleomycin are in Mexico and India. Sicor's European customers are currently awaiting regulatory approval of their bleomycin-based finished dosage forms from health ministries in the Netherlands and certain other EU countries. Sicor pays Abbott a royalty for Sicor's use of Abbott's microorganism based on Sicor's non-United States sales of bleomycin.

     Mitomycin is an injectable oncolytic agent used in the treatment of bladder cancer and adenocarcinomas of the stomach and pancreas. The FDA has recently approved Sicor's mitomycin for use in finished dosage forms in the United States. As a consequence, Sicor's customers in the United States are expected to commence distribution of finished dosage forms in mid-1997. Sicor's principal market for the bulk drug substance will be the United States.

Lemery also produces a finished dosage form containing mitomycin which is marketed in several countries.

     Daunorubicin is an injectable oncolytic agent. Sicor's principal customer for such agent is NeXstar Pharmaceuticals, Inc.
which has developed a new liposomal formulation approved by the FDA for the treatment of Kaposi's sarcoma, a type of cancer associated with AIDS. Applications for regulatory approval for regular finished dosage formulations used in the treatment of lymphomas are under preparation in certain additional countries.

     Epirubicin is an injectable oncolytic agent derived from daunorubicin. Epirubicin is not approved in the U.S. but is widely used in many other countries in the treatment of solid tumors, such as breast cancer. Clinical studies have shown that epirubicin may cause less myocardial damage than its predecessor drug, doxorubicin. Epirubicin is still covered by extended patent protection in certain EU countries. Sicor has developed a process for the production of epirubicin for which a patent application has been filed in over 25 countries. Sicor believes that its experience in the production of daunorubicin and its epirubicin synthesis process will constitute an effective barrier to the production of epirubicin by third parties in the near future; however, there can be no assurance that this will be the case. As a consequence, future sales of epirubicin will generally be limited to Lemery and GLL for their manufacture of finished dosage forms, which should result in higher gross margins on this product. Commercial scale production of epirubicin began in November 1996. Sicor expects that Mexico (where regulatory approval of such antibiotic has already been received), Central and South America, possibly Australia, and China will be major markets for epirubicin. Lemery currently expects to launch a finished dosage form based on epirubicin in the Mexican market and for export in 1997.

     Idarubicin is an oncolytic agent suitable for oral use or injection which is used in combination therapy for the treatment of adult leukemias. Although to date Sicor has produced only laboratory quantities of such oncolytic agent, it currently expects to begin production of pilot batches in early 1997. Sicor believes that the difficulty in producing idarubicin will constitute an effective barrier to entry by third parties in the near future. As a consequence, as with epirubicin, future sales of idarubicin will generally be limited to Lemery and GLL for their manufacture of finished dosage forms, which should result in higher gross margins on this product. An application for FDA approval of a finished dosage form based on idarubicin is planned for the United States market. It is currently expected that commercial sales of such finished dosage form may commence in 1998 if FDA approval is obtained.

     Sintesis Lerma recently began construction of a facility to produce oncolytic agents. Production of oncolytic agents in this facility is currently expected to commence in 1997. The first oncolytic agents produced are expected to be cisplatin (used in the treatment of testicular, ovarian and bladder cancers), carboplatin (used in the treatment of advanced ovarian cancer), and mitoxantrone (used in combination therapy for the treatment of adult leukemias).

     Sintesis Lerma is also a major producer of two progestins, megestrol acetate and medroxyprogesterone acetate, which may be used in high dosages to treat certain hormone dependent malignancies, such as breast cancer, in addition to the latter's more typical use in contraceptives. The principal market for these compounds is the Far East and, if FDA approval of Sintesis Lerma's version of such compounds is received, the United States will also be a principal market. Sintesis Lerma also produces the progestins cyproterone acetate, which is generally used in the treatment of prostate cancer although it may also be used as a component in contraceptives, and chlormadinone acetate, which is administered orally for the treatment of prostate cancer and benign prostate hypertrophy. The principal markets for these drug substances are the EU, Canada, Argentina, the Middle East and Japan.


   Steroids

     The steroids manufactured by Sicor and Sintesis Lerma are either progestins, used in contraceptives or in certain oncolytic applications, or corticosteroids, used in a variety of anti-inflammatory preparations, including preparations used in the treatment of asthma, allergies and certain dermatological conditions. Sicor and Sintesis Lerma together produce six such progestins: medroxyprogesterone acetate, megestrol acetate, cyproterone acetate, chlormadinone acetate, gestodene and desogestrel. Medroxyprogesterone acetate is principally used as component of sustained release contraceptives which are widely used in developing nations. The principal markets for this steroid are in Indonesia, the Philippines and Thailand. In addition, megestrol acetate, chlormadinone acetate, cyproterone acetate and also medroxyprogesterone acetate have certain oncolytic applications.

     Gestodene and desogestrel are highly active third generation progestins of which Sicor has only produced laboratory quantities to date. The compounds are principally used in contraceptives in more advanced markets such as the United States and the EU due to their high manufacturing costs. Their activity allows the production of dosage forms with very low concentrations of such compounds.

     Sicor and Sintesis Lerma manufacture corticosteroid products with respect to which they have either developed a proprietary production technology, including seven different process patents, or enjoy some other market advantage. Sicor and Sintesis Lerma manufacture over 50 corticosteroids.

     Ongoing research to increase the selective activity and reduce the long-term toxicity of various corticosteroid compounds has produced a fairly constant stream of corticosteroid products coming off patent. This stream together with a growing market for such products in developing countries has enabled Sicor and Sintesis Lerma to consistently expand their production of these compounds for several years.

     The highest growth rate of corticosteroid use is in the management of obstructive airway diseases. Corticosteroids have recently been declared one of the preferred prophylactic treatments for asthma in the U.S.. This together with the expiration of certain related patents has led to an increase in the demand for two principal corticosteroids in this field: beclomethasone dipropionate and budesonide.

     Beclomethasone dipropionate is available from Sicor and Sintesis Lerma in three forms: (i) the normal crystalline form, (iii) beclomethasone dipropionate Freon 11 solvate, and (iii) beclomethasone dipropionate monohydrate. The first two are manufactured by Sicor, and the third by Sintesis Lerma. The normal crystalline form is principally used as an intermediate for the Freon solvate or the monohydrate forms. Sicor's principal markets for these compounds are the United Kingdom, Canada, India and Italy.

     Budesonide is another corticosteroid which is used for the treatment of obstructive airway diseases as well as for the treatment of certain other conditions such as inflammatory bowel disease. Sicor produces the bulk drug substance by a process which is protected by two different patents, one of which was developed by Sicor but was transferred to another company in return for Sicor's receipt of a royalty-free license with respect to such patent in order to minimize certain potential related legal costs. Sicor's principal markets for this compound are in Spain, Germany and Finland. In addition, Sicor has developed a new process which allows the selective production of budesonide's R isomer component. The R isomer has been shown to be more active and may be less toxic than budesonide's other isomer and several companies have expressed interest in the compound. The Spanish company Ifedesa is currently developing a finished dosage form based on the budesonide R isomer. It is currently expected that the Spanish Ministry of Health may grant regulatory approval of such dosage form in 1998. Thereafter, additional regulatory approvals may also be sought in Italy and Germany.


   Other Drugs

     In addition to the oncolytic agents and steroid products discussed above, Sicor also produces as bulk drug substances the muscle relaxants atracurium besylate, pancuronium bromide and vecuronium bromide, the immunosuppressant drug cyclosporine and the prodrug dexrazoxane.

     Finished dosage forms based on the muscle relaxants are used in conjunction with anesthetics during surgery. Sicor has filed a DMF with the FDA with respect to the atracurium besylate it produces and expects that its customers in the United States will receive FDA approval of their finished dosage forms based on such compound in 1997.

     Pancuronium bromide and vecuronium bromide are produced using a common steroidal intermediate. The principal market for both drug substances is the United States.

     Cyclosporine is a selective immunosuppressant administered to virtually all transplant patients. It reduces the risk of severe organ rejection and must be taken by such patients for most of their lives. The worldwide market for cyclosporine finished drug products is more than $1 billion annually. Sicor has requested FDA approval for the bulk cyclosporine it produces. A company in the United States which contracted with Sicor for bulk supply of cyclosporine has applied for FDA approval of a finished dosage form based on such drug and currently expects to begin commercial sales thereof in 1998. Sicor has also contracted with major European pharmaceutical companies for the supply of cyclosporine for the European market.

     Sicor manufactures the prodrug dexrazoxane. Prodrugs become effective only after metabolization by the body. Dexrazoxane metabolites trap the iron ions involved in the process which leads to myocardial damage caused by anthracycline oncolytic agents such as doxorubicin. Administration of dexrazoxane with such oncolytic agents protects the heart and allows higher dosages of the oncolytic agent. Sicor manufactures dexrazoxane according to a proprietary process covered by a process patent filed in many countries. Sicor is developing dexrazoxane with Chiron BV which is responsible for product development, including clinical trials, dosage form manufacturing, marketing and sales.

   Future Developments

     Sicor has obtained an exclusive license for a new oncolytic product known as UK 101/114 from Zetesis of Milan. UK 101 is a protein antigen obtained from goat liver. Antigens trigger an immune response designed to destroy such antigen. Antibodies attach themselves to the antigen marking it for elimination by the immune system. The antibodies which attack UK 101 also attach themselves to the membrane of certain cancer cells. Cancer cells so marked are then disposed of by the immune system. The mechanics of this process are now the subject of further study by university researchers in Italy. A plan for studies using UK 101 in the treatment of patients with breast and colon cancer in Italy has been sponsored by Sicor and submitted to the Italian Ministry of Health for approval and receipt of such approval is currently expected in 1997. A second series of studies for the same two cancers have been approved by the Mexican Ministry of Health and will be conducted in Mexico by Lemery.

     In addition, at its facility outside of Turin, Sicor is developing a glycoprotein, urofollitropin. Urofollitropin is involved in the stimulation of ovulation and is used in the treatment of certain types of infertility. Sicor is developing a process for the isolation of urofollitropin from the urine of post-menopausal women. Sicor currently expects to file a process patent covering purification of urofollitropin in 1997 and is in discussions with potential partners about marketing the product in the U.S. and Europe.

     Sicor is also currently working with a number of pharmaceutical companies to develop new proprietary pharmaceutical products. If these products are successfully developed, Sicor expects to have long term supply rights for the bulk active ingredients used in these products.


GENSIA AUTOMEDICS

     Gensia Sicor plans to transfer its proprietary medical products, including the exclusive United States distribution rights to the LMA, worldwide distribution rights to the GenESA System, European distribution rights to Brevibloc and worldwide rights to the FCHS into its wholly-owned subsidiary, Gensia Automedics. Further, Gensia Sicor is also planning to transfer its proprietary product development, product support, sales and marketing administration and medical products sales organization to Gensia Automedics. Gensia Sicor is exploring private and public financing for such subsidiary, subject to certain third-party consents.

     Gensia has developed the GenESA System, a new drug and new device combination product designed for use in the diagnosis of coronary artery disease when used in conjunction with electrocardiography ("ECG"), echocardiography ("echo") and radionuclide perfusion imaging. The GenESA System is approved in a number of European countries and is under review by the FDA in the United States. Using its experience in developing the GenESA System, Gensia is developing a second proprietary product called the Feedback Controlled Heparin System (the "FCHS"). This product is in the early stages of clinical testing.

     As a way of accelerating its commercialization efforts, Gensia has licensed proprietary products from third parties over the last several years. The goal of these efforts has been to accelerate the commercialization of Gensia and to begin establishing the commercial infrastructure in the United States and Europe which would be required for the launch of the GenESA System, as and if this product is approved by regulatory authorities. In addition, Gensia is currently seeking to license additional medical products which would be sold through Gensia's proprietary medical products-based sales force.



   GenESA System

     The GenESA System, a pharmacologic stress system for use in the diagnosis of coronary artery disease when used in conjunction with ECG, echo and radionuclide perfusion imaging, consists of a novel catecholamine compound, arbutamine, and a computer controlled, closed-loop drug delivery device (the "GenESA Device"). Based on preclinical testing and clinical trials, arbutamine increases heart rate, cardiac contractility and systolic blood pressure. Gensia has conducted Phase 3 clinical trials with the GenESA System in the United States, Canada and certain European countries. Based on the results of these trials, Gensia believes that the sensitivity of the GenESA System, when used in conjunction with each of ECG, echocardiography and radionuclide perfusion imaging, is similar to exercise stress testing in the diagnosis of coronary artery disease. In a separate Phase 3 clinical trial designed to evaluate specificity, Gensia believes the GenESA System also demonstrated high normalcy (an estimate of specificity) in correctly identifying those patients who did not have coronary artery disease. Arbutamine, the novel drug which is part of the GenESA System, was generally well tolerated by patients in these trials and Gensia believes the safety profile should support the use of the drug in these indications.

     In December 1993, Gensia submitted a New Drug Application ("NDA") for the GenESA System for use in the diagnosis of coronary artery disease in conjunction with ECG, echocardiography and radionuclide perfusion imaging to the FDA and also submitted Marketing Authorization Applications ("MAAs") to the twelve EU countries under the List "B" High Tech procedure established by the Committee for Proprietary Medicinal Products ("CPMP") in the EU. Gensia also submitted MAAs to the five member countries of the European Free Trade Association.

     In December 1994, Gensia announced that the CPMP recommended marketing approval of the GenESA System to the member countries of the EU for use in the diagnosis of coronary artery disease in conjunction with ECG, echocardiography and radionuclide perfusion imaging in patients who cannot exercise adequately.

     Following the CPMP recommendation, each EU member country must individually issue a product license before marketing may commence in such country. Additionally, certain countries may require approval of pricing and reimbursement. In January 1995, Gensia received its first product license approval from the Medicines Control Agency ("MCA") of the United Kingdom, which served as the rapporteur for the CPMP. In addition, product licenses have now also been issued in Belgium, Denmark, Germany, Ireland, Luxembourg, the Netherlands, Norway, Portugal and Sweden. Gensia is currently marketing the GenESA System in the United Kingdom and Germany and plans to market the product in certain other countries through partners or distributors.

     In April 1995 and 1996, Gensia received action letters from the FDA indicating that the NDA for the GenESA System was not approvable based on the data submitted. Gensia believes, however, that it has made significant progress in addressing issues raised by the FDA in its action letters. The FDA indicated in its April 1996 letter that it was possible that a further presentation and analysis of data from one of Gensia's clinical trials contained in an NDA amendment may be sufficient for approval of the product. Gensia has conducted the analysis and has filed an additional amendment to its NDA for the GenESA System. Gensia is unable to predict whether or when any potential United States approval of the GenESA System may occur, or the potential labeling that may eventually be received. However, Gensia believes that the GenESA System provides significant clinical benefit in the diagnosis of coronary artery disease and plans to continue to work with the FDA to gain approval in the United States. Failure to obtain United States regulatory approval or to market the GenESA System successfully in the United States could have a material adverse effect on Gensia.

     Gensia has granted to Gensia Clinical Partners, L.P. ("Gensia Clinical Partners") an exclusive, royalty-free license to use certain patent rights and technology related to the GenESA System. Gensia Clinical Partners funded a substantial portion of the development of the GenESA System under a development and marketing agreement with Gensia. Gensia must make milestone payments and pay royalties on sales of the GenESA System to Gensia Clinical Partners. Gensia has an option to purchase the technology and rights related to the GenESA System from Gensia Clinical Partners. If Gensia does not exercise this option prior to its expiration, then Gensia will lose all rights to the GenESA System in the United States, Europe and Canada. There can be no assurance that Gensia will be in a position to exercise this option.


   Feedback Controlled Heparin System

     Using its experience in developing the GenESA System, Gensia is developing the FCHS, an automated heparin delivery system designed to monitor a patient's anti-coagulation status, use a proprietary closed-loop algorithm to determine an appropriate level of heparin dosing and adjust the dose automatically. The objective is to more tightly control the coagulation status of the patient to avoid over and underdosing of heparin.

     Heparin is a parenteral anti-coagulant widely-used to prevent thrombosis in hospitalized patients. A typical course of treatment can run from two to seven days. Heparin has a narrow therapeutic window and over-heparinization can lead to serious bleeding side- effects, while under-heparinization can result in serious complications, such as thrombosis and/or lack of clinical efficacy.

     A retrospective analysis of several clinical studies indicated that more than 50% of patients on heparin fail to reach a therapeutic window within the first 24 hours of therapy. Another study indicated that the mean time to a therapeutic coagulation status for patients receiving heparin was approximately two days. Even after reaching a therapeutic level of dosing, as many as 50% of patients may drift out of the therapeutic range over time.

     Physicians differ widely in their dosing regimens and in the intervals at which samples are drawn to determine coagulation status. Typically, samples will be drawn upon initiation of therapy and every four to six hours until a patient is within a therapeutic range, after which samples will typically be drawn every 12 to 24 hours. Testing continues to occur throughout the course of heparin therapy.

     Gensia believes that its FCHS, which is being designed to provide automated and individualized heparin delivery, will offer certain advantages over the current practice of manual titration including:

--  improved dosing regimen
--  tighter control over variable patient response

--  frequent and accurate monitoring of patient response
--  efficient use of nursing and physician time

     The components of the FCHS include measurement technology to determine coagulation status, fluid handling for sampling and drug delivery and proprietary closed-loop software which will determine appropriate sampling intervals and regulate drug delivery. Gensia began clinical testing of the software algorithm in 1996. In January 1997, the FDA approved an Investigational Device Exemption ("IDE") for the FCHS in the U.S. The Company has completed a clinical study to evaluate the feasibility of the automated blood sampling system of the FCHS design and is encouraged by the results. Substantial additional development work still needs to be conducted with the FCHS. There can be no assurance that the product can ever be successfully developed or marketed.


   Laryngeal Mask Airway

     In September 1992, Gensia acquired the rights for exclusive distribution in the United States for the LMA and introduced the LMA to the United States market in the fourth quarter of 1992. The LMA is an innovative, reusable airway management product designed to provide an alternative to a face mask when administering general anesthesia during surgery. After purchasing LMAs from The Laryngeal Mask Company Ltd., Gensia packages, labels, and inspects the products at its Gensia Laboratories facilities.

     Gensia believes the LMA, which was designed by an anesthesiologist, represents a major advance in airway management. Market research indicates that this product is easy to use, convenient, well tolerated, and relatively noninvasive. Gensia believes that the LMA has been well accepted by the international anesthesiology community, with sales by the innovator company in over 60 countries through a distributor network. Use of the LMA has become a standard of practice in the United Kingdom, where it was first introduced in 1988.

     Sales of this product in the United States increased significantly in 1995 and 1996; however, there can be no assurance that sales will continue to increase. In February 1995, Gensia announced that it had extended its distribution agreement for an additional three years and had also obtained exclusive U.S. distribution rights to a number of new innovative airway management products currently under development by The Laryngeal Mask Company Ltd. These new products include the LMA-Flexible(TM), the LMA-Unique(TM), the LMA-Fastrach(TM), and the LMA-High Seal(TM).

     The LMA-Flexible provides a highly flexible tube, which is convenient for use when the surgical field involves the head, neck or face. Gensia began distributing the LMA-Flexible in 1996.

     The LMA-Unique is a single-use product designed specifically for the U.S. market where disposable products are common. Other LMA products are reusable with cleaning and steam sterilization. Gensia believes that the LMA-Unique will be used primarily in the emergency airway management setting and may be well suited for military field use. Gensia Automedics expects to begin distributing the LMA-Unique in 1997.

     The LMA-Fastrach is designed to be used in situations where establishing an airway is difficult. The LMA-Fastrach can serve as a primary airway or as a guide for placement of an endotracheal tube without the use of a laryngoscope. The rigid design of the LMA-Fastrach tube allows greater manipulation of the LMA, providing a channel to guide an endotracheal tube into its correct position in the trachea. Gensia expects to begin distributing the LMA-Fastrach in 1997.

     Although still under development, the LMA-High Seal is being designed to allow higher airway pressures during controlled ventilation as compared to the existing LMA product. In addition, it incorporates a second small mask to isolate the upper esophagus from the glottis offering protection against aspiration. The LMA-High Seal is a development stage product.


   Brevibloc

     In October 1993, Gensia announced the signing of an exclusive distribution agreement with Ohmeda which enabled Gensia to distribute and market Brevibloc, an acute care cardiovascular drug, in Europe and certain other countries. Brevibloc is an ultra short acting intravenous beta blocker indicated primarily for the treatment of perioperative tachycardia and hypertension with a secondary indication for the treatment of supraventricular tachycardia in emergency situations.

     Under the agreement, Gensia made payments to Ohmeda in return for exclusive distribution and marketing rights in Europe and certain other countries. Gensia is also paying a royalty on sales to Ohmeda over a ten year period. Brevibloc is approved for marketing in a number of European countries. Gensia distributes the product through its sales force in Germany and has entered into a number of distribution agreements for sale of Brevibloc in other European countries.


RESEARCH ACTIVITIES

     Gensia's basic research efforts are focused on discovering and developing small molecule pharmaceuticals that target key regulatory points in metabolic pathways that will positively impact the course of a targeted disease. Gensia believes its technology has broad applications and is initially focused on the discovery and development of drugs for the treatment of pain, inflammation, diabetes and cardiovascular disease. Gensia has specific expertise in computer assisted, structure based drug and prodrug design, enzymology, disease biology and small molecule medicinal chemistry. Gensia has established a significant proprietary position in the chemistry and biology of purines, molecules that are involved in the regulation of many cellular metabolic processes.

     Gensia's understanding of purine chemistry and biology has led to the discovery of a new class of compounds called adenosine regulating agents ("ARAs"). These compounds are designed to regulate metabolic pathways responsible for the production or degradation of the pharmacologically important molecule, adenosine. Gensia has two ARAs in clinical testing. One is targeted for the treatment of cardiovascular disease and the other is designed to treat epilepsy. Gensia is pursuing collaborations with pharmaceutical companies to further develop these compounds.

     In May 1996, Gensia announced an agreement with Pfizer Inc. to collaborate on a research program using Gensia's ARA technology to discover and develop broad spectrum analgesic drugs for the treatment of pain. The research collaboration is focusing on a subgroup of ARAs which may represent a new class of analgesic drugs. Preclinical studies reported in the scientific literature have demonstrated the analgesic effects of adenosine in the spinal cord. The activation of receptors on neurons in the spinal cord appears to reduce the flow of pain signals reaching the higher centers of the brain, producing analgesia. The ARAs to be developed during the collaboration with Pfizer Inc. act on a specific site and apparently result in an increase in the local concentration of adenosine produced when pain signals are traveling through the spinal cord.

     Gensia's expertise with purine regulated enzymes is also being directed to the development of a new treatment of diabetes. Gensia has developed potent inhibitors of a specific purine regulated enzyme that acts in the metabolic pathway that produces glucose in the liver. Gensia believes that these compounds may represent a novel approach to the treatment of Type II diabetes. Gensia is in active discussions with two of pharmaceutical companies regarding a potential collaboration in diabetes research.

     Pursuant to a Shareholder's Agreement with Rakepoll Finance relating to the acquistion of Rakepoll Holding, Gensia Sicor has agreed to eliminate its net use of cash for ongoing research activities (other than ongoing property lease related expenses), no later than April 22, 1997, either (i) as a result of Gensia Sicor having obtained cash or contractually committed payments for such research activities from third parties in the form of research collaborations or otherwise, or (ii) by the termination of such research activities; provided, however, that in any event, Gensia Sicor shall be permitted to expend such amounts on research as are required for Gensia Sicor to fulfill its obligations under the Pfizer Agreement. Gensia Sicor will not borrow money in order to eliminate the net use of cash as described in subclause (i) above. In the event that such net use of cash has been eliminated pursuant to subclause (i) above, Gensia Sicor plans to spinoff its research activities into a newly-formed company to be called Metabasis Therapeutics, Inc., so long as such spinoff is reasonably feasible.

GEOMATRIX NIFEDIPINE

     In February 1997, Gensia signed an agreement with SkyePharma and Boehringer Mannheim Corporation, Therapeutics Division ("BMCT") of Gaithersburg, Maryland to restructure the terms of an agreement to develop and market an AB rated equivalent formulation of Procardia XL using Geomatrix(R) drug delivery technology. SkyePharma and its U.S. generic subsidiary, Brightstone, has assumed responsibility for the cost of ongoing and future development work on Geomatrix nifedipine. SkyePharma will pay Gensia a royalty from its share of operating income, if any, derived from any Geomatrix nifedipine product marketed by BMCT and Brightstone. Under previous agreements, Gensia had been collaborating with Jago Pharma AG and BMCT to develop a Geomatrix nifedipine product which would be an AB rated equivalent formulation of Procardia XL.


PATENTS, TRADEMARKS AND TRADE SECRETS

     Gensia's policy is to protect its technology by, among other things, filing patent applications for technology which it considers important to the development of its business. Gensia intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops. Gensia also relies on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

     Historically, pharmaceutical companies have relied heavily upon patents to protect proprietary positions of synthetic chemicals discovered or developed in their research. In the past decade, there have been a number of patent issues that have confronted the owners of patents directed to biotechnology inventions, including, among others, recombinant DNA and biologically-derived or produced proteins.

     In 1995, the Uruguay Round Agreements Act implemented many changes in U.S. patent law. In particular, patents issuing on applications filed after June 7, 1995, will have a patent term of 20 years from the priority date. Prior to June 8, 1995, Gensia filed several new and continuing applications directed to new compositions of matter and their use so that Gensia is positioned to obtain maximum patent term, if patents issue from these applications.

     During 1994, Gensia received U.S. patent 5,286,252 covering closed-loop administration of exercise simulating agents, as used in the GenESA System. Gensia has also received U.S. patent No. 5,108,363, which includes claims to methods of diagnosis and evaluation of coronary artery disease using certain exercise simulating agent compounds. Gensia has also received U.S. patent 5,234,404, which includes claims to the methods of diagnosis and evaluation of coronary artery disease using closed-loop delivery of exercise simulating agents, and U.S. patent 5,088,978, which includes claims relating to closed-loop drug monitoring technology. In March 1995, U.S. patent 5,395,970 was issued to Gensia claiming composition of matter for arbutamine, the drug component of the GenESA System. In addition, claims are made with regard to certain methods of drug delivery. Further coverage is provided by U.S. patent 5,460,605 which includes claims to a device for eliciting cardiovascular responses and a system for the closed-loop administration of a drug arising a physical response. Additional patent applications have been filed which specifically claim methods of drug delivery which include the specific design of certain drug delivery hardware. In addition, Gensia has applied for and been issued patents concerning its ARA technology.

     A substantial number of patents have been issued to other pharmaceutical, biotechnology and biopharmaceutical companies. In addition, competitors may have filed applications for, or may have been issued, patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of Gensia. Accordingly, there can be no assurance that Gensia's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to Gensia will not be infringed or circumvented by others, or that others will not obtain patents that Gensia would need to license or circumvent. There can be no assurance that licenses that might be required for Gensia's processes or products would be available on reasonable terms. If Gensia does not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that Gensia's patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to and diversion of resources of Gensia.

     Gensia also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Gensia's trade secrets or disclose such technology, or that Gensia can meaningfully protect its rights to its unpatented trade secrets.


COMPETITION

   Multisource Pharmaceutical Products

     Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. The major competitors in the multisource injectable drug industry include Abbott Laboratories ("Abbott"), Astra, Bedford Laboratories, Elkins-Sinn (a division of American Home Products), Fujisawa, and Schein Pharmaceutical, Inc. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater financial and other resources than Gensia.

     During 1995 and 1996, a number of competitors received FDA approval to market injectable etoposide. Etoposide was one of Gensia Laboratories' largest products in terms of sales in 1996 and 1995. These approvals have had and are expected to continue to have a material adverse impact on Gensia's sales of etoposide.

     The various competitive factors affecting the marketing of multisource injectable pharmaceutical products are price, quality, timing (the ability to produce generic versions of brand name drugs promptly after the patent protection for the brand name drug expires), product cost, maintenance of sufficient inventories for timely deliveries, breadth of product line, reputation, distribution capabilities and customer service.

     Gensia Sicor believes that price and quality are the most significant competitive factors in the multisource injectable drug industry as the number of manufacturers of a particular multisource injectable product increases. As competition from other manufacturers intensifies, selling prices typically decline. Accordingly, GLL's profitability will depend in part on its ability to develop and introduce appropriate new products to the market in a timely manner, to obtain raw materials at competitive prices and to continue to improve the efficiency of its production capabilities. GLL will also compete with manufacturers of off-patent injectable brand name products, which may reduce prices in order to keep their brand name products competitive with equivalent multisource products.


   The GenESA System

     There are a number of products which have been approved for marketing or that are in development which may compete with the GenESA System. In early 1991, The Du Pont Merck Pharmaceutical Company received FDA marketing approval for I.V. Persantine(R) (dipyridamole) for use with thallium imaging in patients who cannot exercise adequately. In October 1996, Elkins-Sinn received the first generic approval for dipyridamole. Thallium imaging using I.V. Persantine appears to be well accepted by the medical community. I.V. Persantine is a vasodilator which increases blood flow to a greater extent in normal coronary arteries than in vessels with coronary artery disease. The resulting variances in coronary perfusion are detectable on the thallium image. Gensia believes that, unlike I.V. Persantine, arbutamine causes the heart to respond much as it does to exercise, and may therefore prove to be a more effective agent for enhancing diagnostic capability. Moreover, I.V. Persantine has been approved for use only with thallium imaging, whereas Gensia Sicor believes the GenESA
System may be used with echocardiography, the use of which is growing rapidly, as well as radionuclide perfusion imaging.

     A second pharmaceutical product called Adenoscan(R)(adenosine) has been developed by Medco Research, Inc. ("Medco") for use with thallium imaging in the diagnosis of heart disease. Gensia Sicor believes that Medco may also be investigating the use of Adenoscan with echocardiography. The mode of action of Adenoscan is believed to be similar to that of I.V. Persantine. Medco introduced Adenoscan through its marketing partner, Fujisawa U.S.A. in 1995.

     An intravenous drug called Dobutrex(R) (dobutamine) has been approved by the FDA for the treatment of patients with acute congestive heart failure and is marketed by Eli Lilly and Company. Although dobutamine is used by some physicians to stress the heart in order to perform cardiac diagnostic procedures, it has not been approved by the FDA for this purpose. The patent protection on dobutamine expired in late 1993 and several companies, including Gensia Laboratories, have introduced generic versions of this product. The introduction of these generic products has led to a significant decline in the price of dobutamine. To the extent physicians use dobutamine to stress the heart, it may act as a substitute for the GenESA System and thus may affect the market penetration of the GenESA System or its pricing.

     Those products which Gensia Sicor succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of Gensia Sicor's potential products, an important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which Gensia Sicor can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market are expected to be important competitive factors. Gensia Sicor expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.


GOVERNMENT REGULATION

   Multisource Pharmaceutical Products

     Prior to the enactment of the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA, by regulation, permitted certain drugs to be approved under an abbreviated procedure which waived submission of the extensive animal and human studies of safety and effectiveness normally required to be in an NDA. Instead, the manufacturer only needed to provide an ANDA containing labeling, information on manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are equivalent when administered to humans. Although antibiotic drugs are classified separately for purposes of FDA approval, the approval procedures for such drugs conform substantially to the NDA/ANDA procedures.

     Originally, the FDA's regulations permitted this abbreviated procedure only for a drug that was identical to a drug which had been approved by the FDA as safe before 1962 and which was subsequently determined by the FDA to be effective for its intended use. In 1984, the Waxman/Hatch Act extended permission to use the abbreviated procedure established by the FDA to any drug that is identical to a drug which was approved by the FDA as safe and effective after 1962, subject to certain exclusions (such as drugs that are still protected by patent).

     As compared to an NDA, an ANDA typically involves reduced research and development costs and a faster review and approval time at the FDA. However, there can be no assurance that any such applications will be approved. Furthermore, the suppliers of raw materials also must be approved by the FDA. Delays in the review process or failure to obtain approval of certain of these ANDAs or suppliers could have a material adverse effect on the financial condition of Gensia Sicor.

     GLL is marketing certain products without obtaining FDA approval of an NDA or ANDA on the premise that these products are not "new drugs" under the Federal Food, Drug and Cosmetic Act, as amended ("FFDCA") and accordingly do not require such approval. The FFDCA excludes from the definition of "new drug" any drug which was on the market prior to 1938 and the labeling for which contains the same representations concerning use as before 1938. These products are sometimes referred to as "grandfathered drugs." Under the FFDCA, if a manufacturer markets a product on the premise that it is grandfathered, the FDA may disagree and initiate regulatory action to declare the product to be a "new drug" and to remove it from the market until an NDA is approved. Any such action by the FDA, if successful, could eliminate or reduce revenues from the product in question, generate additional costs and may result in the imposition of fines, which may have a material adverse effect on Gensia Sicor.


   Proprietary Pharmaceutical Products

     The production and marketing of Gensia Sicor's products and its research and development activities are subject to extensive regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The FFDCA, and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Gensia's products.

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA to the FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with and approved by the FDA. Domestic manufacturing establishments are subject to inspections by the FDA biennially, or when deemed necessary by the FDA, and must comply with the Quality System Regulation ("QSR"), which includes testing, control, documentation and other requirements (formerly known as Good Manufacturing Practices requirements) for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with QSR and are subject to periodic inspection by the FDA or by regulatory authorities in such countries under reciprocal agreements with the FDA.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and efficacy of the product. Compounds must be formulated according to QSR and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical trial must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB may consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 involves studies in a limited patient population to (i) determine the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. There can be no assurance that Phase 1, Phase 2 or Phase 3 testing will be completed successfully within any specified time period, if at all with respect to any of Gensia Sicor's products subject to such testing. Furthermore, Gensia Sicor or the FDA may suspend clinical trials at any time if it is felt that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the pharmaceutical development, preclinical studies and clinical trials are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of Gensia Sicor's products if they do not view the NDA as containing adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, if compliance with regulatory standards is not maintained, it can, among other things, lead to fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution or if problems occur during marketing, product approvals can be withdrawn.

     Among the conditions for FDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to QSR, which must be followed at all times. In complying with standards set forth in these regulations, the manufacturer must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance.

     In addition to regulations enforced by the FDA, Gensia Sicor also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations.

     For marketing outside the United States, Gensia Sicor is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.


   Medical Devices

     Medical devices are subject to regulation in the United States by the FDA and, in many instances, by comparable agencies in foreign countries where these devices are manufactured or distributed. Under the FFDCA and the State Medical Devices Act of 1990 (the "SMDA") and subsequent amendments, manufacturers of medical devices must comply with applicable provisions of these acts and certain associated regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding the safety of medical devices. Both the FFDCA and the SMDA require certain clearances from the FDA before medical devices may be legally marketed.

     FDA permission to distribute a new device can be obtained in one of two ways. If a new or significantly modified device is "substantially equivalent" to an existing legally marketed device, the new device can be commercially introduced after submission of a premarket notification (a "510(k) submission") to the FDA, and after the subsequent issuance by the FDA of an order permitting commercial distribution. Changes to existing devices that do not significantly affect safety or effectiveness can be made by a company without a 510(k) Submission.

     The second more comprehensive approval process applies to a new device that is not substantially equivalent to an existing product. First, a company must conduct clinical trials in compliance with testing protocols approved by an institutional review board for the participating research institution. Second, a company must submit to the FDA a Premarket Approval ("PMA") application that contains, among other things, the results of the clinical trials. The PMA application also contains other information required under the FFDCA such as a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing and proposed labeling. Finally, the manufacturing site for the product subject to the PMA must pass an FDA premarketing approval inspection.

     Certain other countries require a company to obtain clearances for its products prior to marketing the products in those countries. In addition, certain other countries impose product specifications that differ from those mandated in the United States. These requirements may significantly affect the efficiency and timeliness of international market introduction of a company's products.

MANUFACTURING

     The manufacturing facility at Gensia Laboratories gives Gensia Sicor the capability to formulate, fill, label and package final dosage forms of injectable drug products. The Gensia Laboratories facility has a broad filling capability, including the ability to terminally sterilize or aseptically fill syringes and single and multiple dose vials. The facility also has the ability to lyophilize (freeze dry) products. In addition, Gensia Laboratories has the capability to manufacture commercial supplies of arbutamine, the drug used in the GenESA System. Pursuant to a 1992 agreement with Abbott, Gensia purchases bulk commercial quantities of arbutamine from Abbott. Gensia retains certain ownership and patent rights for the process developed to produce bulk arbutamine.

     In 1995, planning began for the build-out of an oncology manufacturing facility and for additional laboratories for the development of oncology products in a building adjacent to GLL's existing manufacturing facility. The new oncology facility will include the capability to produce oncology products in lyophilized or liquid forms and in glass or polymer vials. The new facility is expected to be completed and validated to begin producing oncology products in the second half of 1997.

     The principal raw materials to be used in manufacturing Gensia Laboratories' products are active drug ingredients (such as those produced by Sicor) and inactive pharmaceutical chemicals. The FDA approval process requires manufacturers of pharmaceutical products to identify their suppliers of active ingredient raw materials. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required, which could result in manufacturing delays. Development and approval of Gensia Laboratories products are, therefore, dependent upon Gensia Laboratories' ability to procure active ingredient raw materials from suppliers who are, and who remain, FDA approved. Sicor has filed over 30 Drug Master Files with the FDA and is a qualified source for several of GLL's current products as well as the planned supplier for many of GLL's products in development. Termination of qualified supply arrangements could have a material adverse impact on the sale of Gensia Laboratories' products. Gensia Laboratories currently utilizes single sources for certain raw materials and packaging components.

     Sicor's production is carried out at its two manufacturing sites in Italy. The principal site is located on the outskirts of Milan and is regularly inspected and approved by the FDA. It is a major producer of oncolytic agents, steroids and certain other products in bulk drug substance form. These products are manufactured either through fermentation or chemical synthesis processes. This production center supplies specialty bulk drug substances to GLL and Lemery and to export markets around the world.

     Sicor's other production center, acquired when it merged its subsidiary Zanoni with and into Sicor, is located on the outskirts of Turin. It produces principally various animal organ extracts for use in both pharmaceuticals, including UK 101, and cosmetics. This production center supplies such products to the European market.

     Lemery has a site located in Mexico City. It produces drugs in finished dosage form, of which injectable oncolytic agents are an important product line, which are sold in Mexico and exported to certain countries in Central and South America, North America and Eastern Europe.

     Sintesis Lerma has a site located near Toluca, on the outskirts of Mexico City, which produces principally steroid products for export to various countries. Sintesis Lerma also recently began construction of a facility to produce oncolytic agents which is currently expected to commence production in 1997. Production from this new facility will be used by Lemery to replace its existing third party suppliers.


HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT

     The adoption of health care reform legislation or other regulatory proposals or reforms that would implement controls on pricing or profitability of prescription pharmaceuticals would adversely affect Gensia Sicor's business, financial condition and profitability. In addition, both in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. If Gensia Sicor succeeds in bringing one or more products to the market, there can be no assurance that any of these products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow Gensia Sicor to sell its products on a competitive basis.

RISK FACTORS THAT MAY AFFECT RESULTS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     In March 1997, the Company raised approximately $17 million through a private placement of Gensia Sicor units for $4.1875 per unit. Each unit consists of one share of common stock and a warrant to purchase one half of one share of the Company's common stock for $4.1875 per share.

     The Company's current operating plan includes funding its research activities primarily through its collaborations with other pharmaceutical companies. To the extent the Company is unable to fund its research activities through these collaborations, the Company plans to reduce its research expenses to the level necessary to fulfill its obligations under the Pfizer Agreement. The operating plan also requires the Company to raise additional funds during 1997 through equity, debt and/or lease financings. The required additional funds may not be available on acceptable terms or at all. If the Company is unable to raise additional funds, the Company plans to reduce spending levels so that it would be able to maintain operations through the end of 1997 with existing assets, lease lines and credit arrangments. The change to current planned operations would include reductions in capital expenditures, reduction in spending for the development of new products and reductions in workforce. If implemented, such changes could have a material adverse effect on the Company.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

     Gensia was founded in 1986, has never made an annual profit, and has never had positive annual cash flow from operations. As of December 31, 1996, Gensia had an accumulated deficit of approximately $265.1 million. For the years ended December 31, 1994, 1995 and 1996, Gensia had net losses applicable to common shares of $56.1 million, $11.9 million and $51.8 million, respectively. Gensia Sicor may incur additional losses in the future and expects that its near term losses will continue. Gensia Sicor may never achieve profitable operations.


COMPETITION

     Gensia Sicor is engaged in a rapidly evolving field. Competition from large pharmaceutical companies, biotechnology companies, medical device companies and other companies is intense and expected to increase. Many of these companies have substantially greater financial resources and experience in developing, manufacturing and marketing pharmaceutical products than Gensia Sicor. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective or that would render the technology and products of Gensia Sicor obsolete or noncompetitive. Gensia Sicor competes in the highly competitive multisource (generic) injectable drug industry with numerous other pharmaceutical manufacturers, many of which are established companies with greater financial and other resources than Gensia Sicor. There can be no assurance that Gensia Sicor will be able to continue to compete effectively in this market. Because selling prices of multisource injectable drug products typically decline as competition intensifies, the profitability of Gensia Sicor will depend in part on its ability to develop and introduce selected new products to the market in a timely manner, to obtain raw materials at competitive prices and to improve the efficiency of their production capability. The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of Gensia Sicor to obtain regulatory approval for their products could materially and adversely affect the company. During 1995 and early 1996, a number of competitors received FDA approval to market injectable etoposide, which was one of GLL's largest products in 1995 and 1996. These approvals have had and are expected to continue to have a material adverse impact on Gensia Sicor's sales of, and gross profits from, etoposide.


DEPENDENCE ON KEY PERSONNEL

     The success of Gensia Sicor depends in large part upon its ability to attract and retain qualified scientific, manufacturing, marketing and management personnel. Gensia Sicor faces competition for such personnel from other companies, academic institutions, government entities and other organizations. In addition, the success of Gensia Sicor will be dependent upon certain key personnel associated with Gensia Sicor, the loss of which may have a material adverse effect on the company's business.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY TECHNOLOGY

     The success of Gensia Sicor will depend, in part, on its ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patent applications of Gensia Sicor will be approved, that Gensia Sicor will develop additional proprietary products that are patentable, that any issued patents will provide Gensia Sicor with any competitive advantages or will not be challenged by any third parties, or that the patents of others will not have an adverse effect on the ability of Gensia Sicor to develop its products. Certain technologies that may be used to develop products of Gensia Sicor are not covered by any patent or patent application. To the extent that such products are not covered by valid patents, there can be no assurance that others will not independently develop similar products or duplicate any of such products or that trade secrets can be maintained. The protections afforded by patents will depend upon their scope and validity, and others may be able to design around any patented products developed by Gensia Sicor. In addition, Gensia Sicor may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If Gensia Sicor does not obtain such licenses, product introductions could be delayed or foreclosed. There can be no assurance that Gensia Sicor will have sufficient funds to obtain, maintain and enforce patents on its products or its technology, to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.


DEPENDENCE UPON SUCCESSFUL INTEGRATION OF GENSIA, SICOR, LEMERY AND
SINTESIS LERMA

     Achieving the benefits of the acquisition of Sicor, Lemery and Sintesis Lerma will depend in part upon whether the integration of the companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of Gensia, Sicor, Lemery and Sintesis Lerma is requiring, among other matters, integration of each of the combining companies' respective development, administrative, finance, sales, product support, distribution and marketing organizations, as well as the integration of each such companies' product offerings and development activities. Of particular significance to successful integration of the combining companies' businesses is reassuring Gensia Sicor's customers that product support and distribution will continue uninterrupted. There can be no assurance that such integration will be accomplished smoothly or successfully. Further, there can be no assurance that the operations, managements or personnel of the combining companies will be compatible or that Gensia Sicor will not experience the loss of key personnel. The difficulties of such integration may be increased by the necessity of coordinating organizations located in different countries. The integration of certain operations requires the dedication of management resources which may temporarily distract from the day-to-day business of the combined company. Additionally, the costs incurred and difficulties encountered in the transition process may, at least in the short term, have an adverse impact on the combined company's operations. The inability of management to integrate the operations of the companies successfully could have a material adverse effect on the business and results of operations of the combined company.


POTENTIAL INABILITY TO OBTAIN RAW MATERIALS OR MANUFACTURE PRODUCTS

     Gensia Sicor depends on third party manufacturers for bulk raw materials for its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, Gensia Laboratories utilizes sole sources of supply for certain raw materials used in the manufacture of its products and certain packaging components. Any disruption in one or more of these supply sources could have a material adverse effect on Gensia Sicor.


UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED MATTERS

     The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and Gensia Sicor expects that there will continue to be, a number of federal and state proposals to implement government controls. While Gensia Sicor cannot predict whether any such legislative or regulatory proposals or reforms will be adopted or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on Gensia Sicor's ability to raise capital and the adoption of such proposals or reforms could have a material adverse effect on Gensia Sicor's businesses, financial condition and profitability. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any of the products of Gensia Sicor will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow Gensia Sicor to sell its products on a competitive basis.

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF PRODUCT LIABILITY INSURANCE

     Gensia Sicor, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of their respective technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While Gensia Sicor has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that they will avoid significant product liability exposure. Adequate insurance coverage might not be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of Gensia Sicor.

     In addition, as a manufacturer of bulk drug substances, Gensia Sicor supplies other pharmaceutical companies with active ingredients which are contained in finished products. The ability of Gensia Sicor to avoid significant product liability exposures depends upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. There is no assurance that adequate insurance coverage will be available at acceptable costs, if at all, to insure against such exposures or that Gensia Sicor will be able to negotiate satisfactory terms and conditions with their customers. Commencing in 1995, Sicor received claims from certain of its customers in connection with the shipment of contaminated products. Rakepoll Holding recorded a provision of approximately $2.7 million which represented management's estimate of product rework costs, attorney's costs and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.


UNCERTAINTY REGARDING MEXICAN ECONOMIC FACTORS, GOVERNMENT POLICIES AND
INFLATION

     The Mexican Government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican Government actions could have a significant effect on Lemery and Sintesis Lerma, and on market conditions and prices in Mexico. Further, on a cumulative basis, the inflation rate has exceeded 100% in Mexico over the three-year period ended December 31, 1996. There can be no assurance that actions by the Mexican Government, future developments in the Mexican economy or Mexico's political, social or economic situation will not adversely affect the operations of Lemery and Sintesis Lerma.



RISKS RELATED TO INTERNATIONAL OPERATIONS

     During 1995 and 1996, a significant percentage of the revenues of each of Sicor, Lemery and Sintesis Lerma were derived from sales of pharmaceuticals outside of Western Europe, Japan and the United States. Operations outside of Western Europe, Japan and the United States are subject in varying degrees to risks involved in doing business abroad such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. There can be no assurance that Gensia Sicor will not experience material adverse developments with respect to its operations outside of Western Europe, Japan and the United States and that such developments, if they were to occur, would not have a material adverse effect on the results of operations and financial conditions of Gensia Sicor.


ENVIRONMENTAL MATTERS

     Gensia Sicor is subject to numerous environmental regulations in the jurisdictions in which it operates, including regulations relating to the handling, transport and disposal of hazardous materials and the protection of the environment. In certain of these jurisdictions, protection of the environment is becoming an area of increased governmental scrutiny and surveillance. While Gensia Sicor has implemented practices to comply with applicable regulations, the cost of doing so in the future may become prohibitive and may have a significant adverse impact on their operations. There is no assurance that Gensia Sicor will, in fact, be able to comply with all applicable laws and regulations or that such laws and regulations will not have a material adverse impact on the companies' operations.

     In addition, Sicor maintains liability insurance for certain environmental risks which its management believes to be appropriate and in accordance with industry practice. There can be no assurance, however, that Sicor will not incur liabilities beyond the limits or outside the coverage of its insurance.

CURRENCY FLUCTUATIONS

     Gensia Sicor has significant operations in several countries, including the United States, Italy, and Mexico. In addition, purchases and sales are made in a large number of other countries. As a result, the business is subject to the risk and uncertainties of foreign currency fluctuations. While Gensia Sicor has policies and strategies to minimize this risk, there can be no assurance that such policies and strategies will be effective in preventing significant negative financial adjustments in the future.


CONTROL BY RAKEPOLL FINANCE

     Rakepoll Finance owns 29,500,000 shares of Gensia Sicor Common Stock and pursuant to the Shareholder's Agreement, dated as of November 12, 1996, as amended December 21, 1996 and February 28, 1997 (the "Shareholder's Agreement") has designated three of Gensia Sicor's ten directors, who in turn have designated (jointly with two executive officer directors of Gensia Sicor) five additional directors. In addition, the consent of the Rakepoll Finance designated directors is required for Gensia Sicor to take certain actions, such as a merger or sale of all or substantially all of the business or assets of Gensia and certain issuances of securities. As a result of its ownership of Gensia Sicor Common Stock, Rakepoll Finance may be able to control substantially all matters requiring approval by the stockholders of Gensia Sicor, including the election of directors and the approval of mergers or other business combination transactions.


POSSIBLE VOLATILITY OF STOCK PRICE; DIVIDEND POLICY

     The market price of the shares of Gensia Sicor Common Stock, like that of the common stock of many other life sciences companies, has been and is likely to continue to be highly volatile, and the market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of Gensia Sicor Common Stock could be subject to significant fluctuations in response to variations in Gensia Sicor's anticipated or actual operating results, sales of substantial amounts of Gensia Sicor Common Stock, other issuances of substantial amounts of Gensia Sicor Common Stock pursuant to pre-existing obligations, announcements concerning Gensia Sicor or its competitors, including the results of testing, technological innovations or new commercial products or services, developments in patent or other proprietary rights of Gensia Sicor or its competitors, including litigation, conditions in the life sciences or pharmaceuticals industries, governmental regulation, health care legislation, public concern as to the safety of Gensia Sicor's products, changes in estimates of Gensia Sicor's performance by securities analysts, market conditions for life sciences stocks in general, and other events or factors.

     Gensia Sicor has never paid cash dividends on Gensia Sicor Common Stock. Gensia Sicor presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on Gensia Common Stock in the foreseeable future. Unless full cumulative dividends are paid on Gensia Sicor's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), cash dividends may not be paid or declared and set aside for payment on Gensia Common Stock. Through March 1997, Gensia Sicor has approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. Gensia did pay quarterly cash dividends in the aggregate amount of $4.5 million on Convertible Preferred Stock in September and December of 1996 and March 1997. If Gensia Sicor chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.


EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

     Gensia Sicor's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by its stockholders to change management more difficult. The approval of 66-2/3% of Gensia Sicor's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in Gensia Sicor's Certificate of Incorporation. Further, pursuant to the terms of its stockholder rights plan, Gensia Sicor has distributed a dividend of one right for each outstanding share of Gensia Sicor Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire Gensia Sicor on terms not approved by the Gensia Sicor Board of Directors and may have the effect of deterring hostile takeover attempts.

MANAGEMENT

Executive Officers
------------------

     The executive officers of Gensia Sicor as of February 28, 1997 are as follows:

NAME                         AGE   POSITION
----                         ---   --------

David F. Hale                48    President and Chief  Executive Officer and
                                   Director

Michael D. Cannon            51    Executive Vice President and Director

Patrick D. Walsh             36    President and Chief Operating Officer, Gensia
                                   Laboratories, Ltd. and Director

Daniel D. Burgess            35    President, Gensia Automedics, Inc.

Wesley N. Fach               45    Secretary

Paul K. Laikind, Ph.D.       41    Vice President, Corporate Development

John W. Sayward              45    Vice President, Finance, Chief Financial
                                   Officer and Treasurer

Donald M. Semanisin          47    Vice President, Human Resources

Thomas M. Speace             47    Vice President, Marketing and Business
                                   Development, Gensia Laboratories, Ltd.

Gene F. Tutwiler, Ph.D.      51    Executive Vice President, Research and
                                   Development

     Mr. Hale has been President and Chief Executive Officer of Gensia since June 1987 and Chairman of the Board of Directors from May 1991 to February 1997. Prior to joining Gensia, Mr. Hale was President and Chief Executive Officer of Hybritech Incorporated, a biotechnology company which was acquired by Eli Lilly and Company in 1986. Mr. Hale joined Hybritech in 1982 as Senior Vice President of Marketing and Business Development, became Executive Vice President and Chief Operating Officer later that year, President in 1983 and Chief Executive Officer in 1986. Before joining Hybritech, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a division of Becton, Dickinson and Company. Earlier in his career, he held several positions at Ortho Pharmaceutical Corporation, a division of Johnson & Johnson, including Director of the Ortho Dermatological Division and Director of Product Management. Mr. Hale serves on the board of Dura Pharmaceuticals, Inc.

     Mr. Cannon joined Gensia Sicor Inc. as Executive Vice President in February 1997. Prior to joining Gensia Sicor, Mr. Cannon was a member of the Board of Directors of Sicor SpA in Milan, Italy (where he worked from the company's beginning in 1983) and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS SpA, a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

     Mr. Walsh has been President and Chief Operating Officer of Gensia Laboratories since November 1995. He was appointed a Director of Gensia Sicor in February 1997. From July 1994 to November 1995, he was Executive Vice President and Chief Operating Officer of Gensia Laboratories. He was Vice President of Sales and Marketing for Fujisawa U.S.A. from 1991 to 1994. From 1984 to 1991 he held various sales and marketing positions at Fujisawa
U.S.A.

     Mr. Burgess was appointed President of Gensia Automedics, Inc. in February 1997. Prior to February 1997, he was Chief Financial Officer and Treasurer of Gensia, a position he has held since August 1991. He joined Gensia in 1988 and worked in a number of financial management positions until his promotion to Chief Financial Officer in 1991. He previously worked for Castle & Cooke, Inc. as a senior analyst in planning and business development and as a financial analyst for Smith Barney, Harris Upham & Co. in New York. He received his masters of business administration from the Harvard Graduate School of Business Administration.

     Mr. Fach joined Gensia as Assistant General Counsel in January 1992 and was named Secretary in January 1993. Prior to joining Gensia Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

     Dr. Laikind, a co-founder of Gensia, was a Vice President and Director since Gensia's incorporation from November 1986 until February 1997. He currently serves as Vice President, Corporate Development. From 1985 to 1987, Dr. Laikind was an Assistant Research Biochemist at UCSD. From 1984 to 1985, Dr. Laikind was a Postdoctoral Fellow in the Department of Medicine at UCSD. He received his doctoral degree in chemistry from University of California San Diego.

     Mr. Sayward joined Gensia in 1992 and was named Vice President, Finance, Chief Financial Officer and Treasurer in February 1997. Prior to that he was Division Vice President, Finance, Corporate Controller of Gensia and Chief Financial Officer of Gensia Laboratories. From 1975 to 1992, Mr. Sayward was employed in a wide variety of financial and accounting positions at Baxter Healthcare Corporation, serving as Vice President of Finance and Business Development, I.V. Systems Division from 1988 to 1992. From 1986 to 1988 he was Vice President and Controller, Dade Diagnostics Division of Baxter. Mr. Sayward served in a number of financial management positions at Baxter and American Hospital Supply from 1975 to 1986. He received his master of management from the Northwestern Kellogg School of Management.

     Mr. Semanisin joined Gensia as Vice President, Human Resources in March 1996. From 1986 to 1996 he was President of DSM, Inc., a human resources consulting firm. From 1979 to 1986 he was Vice President, Human Resources of Technicare Corporation, a subsidiary of Johnson & Johnson. Mr. Semanisin worked as a personnel manager at Ohio Carbon Company from 1976 to 1979. He received his master of science in industrial relations from West Virginia University.

     Mr. Speace has been Vice President, Marketing & Business Development, Gensia Laboratories and an officer of Gensia since May 1996. He joined Gensia in 1991 as Senior Director of Business Development of Gensia Laboratories, becoming Executive Director in 1994 and Division Vice President in 1995. Mr. Speace worked at Kendall McGaw Pharmaceuticals, form 1987 to 1991, when the company was acquired by Gensia and renamed Gensia Laboratories. Mr Speace previously worked at Elkins-Sinn, a division of A.H. Robins and had responsibility for materials and project management, strategic planning and business development. He received his masters of business administration from St. Josephs University in Pennsylvania.

     Dr. Gene F. Tutwiler joined Gensia as Executive Vice President of Research & Development in June 1996. From 1995 to 1996 he was Vice President, Research & Development, New Business Development at Alpha Therapeutic Corporation, a subsidiary of The Green Cross Corporation. From 1991 to 1995 he served as Vice President, Research and Development, Clinical, Regulatory and Quality Assurance at Iolab, a subsidiary of Johnson & Johnson. From 1986 to 1991 he served in a number of senior positions in business development and research management positions at McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson. Prior to 1986, Dr. Tutwiler worked at Ayerst Laboratories and McNeil Pharmaceuticals in basic research and research management. He received a doctoral degree in biological chemistry from the University of Michigan.


HUMAN RESOURCES

     As of December 31, 1996, Gensia employed a total of 474 individuals on a full-time basis. Excluding Gensia Laboratories, the Company employed 192 individuals, of whom 36 hold Ph.D. or M.D. degrees and 92 hold other advanced degrees. A total of 87 Gensia employees are engaged in research and development activities and 77 are employed in sales and marketing, finance, facilities and general administration activities. A total of 282 individuals were employed at Gensia Laboratories on December 31, 1996.

     Sicor, Lemery and Sintesis Lerma have more than 500 employees, of whom approximately 30% work in Italy and 70% in Mexico. Approximately 25% of these employees have professional degrees. As is customary in Italy and Mexico, most of these employees are represented by unions. Sicor, Lemery and Sintesis Lerma have not experienced any significant labor disputes in recent years.

     Gensia Sicor considers its employee relations to be good.

ITEM 2.  PROPERTIES

     Gensia's principal administrative offices and research laboratories are located in San Diego, California. In March 1993, Gensia purchased two buildings and the underlying and adjacent land for $10.8 million to be used as its corporate headquarters and research and development facilities. The two buildings and underlying land (but not the adjacent land) were sold in December 1993 as part of a sale/leaseback transaction. The transaction included sale of the real property at cost plus commitments to fund tenant improvements to the buildings, for a combined total of $22 million. The term of the lease is 15 years starting from August 1, 1994, with four ten-year renewal options. The lease is partially secured by a $4.75 million letter of credit, which will be released upon Gensia's achieving certain financial milestones.

     Gensia leases a total of approximately 150,000 square feet of space in San Diego. Of this amount, 52,000 square feet is subleased to third-party tenants. Gensia's laboratories are equipped for research activities in biochemistry, analytical chemistry, synthetic chemistry, tissue culture and enzymology. Gensia also uses these facilities for preclinical research. The Company acquires most equipment under operating and capital lease agreements.

     Gensia Laboratories leases approximately 65,000 square feet of office, laboratory and manufacturing space as well as an additional 27,000 square feet of manufacturing space in an adjacent building in Irvine, California. The leases on this space expire in late 1997 and 1998, respectively. Both leases have options to renew for an additional 10 years. The leases are subject to deeds of trust in favor of lenders to Gensia Laboratories to secure repayment obligations of Gensia Laboratories. Gensia Laboratories additionally leases 2,700 and 2,300 square feet of office space and 49,000 and 24,000 square feet of warehouse/office space in Irvine, California. The leases on the office space both expire in mid 1997 and the leases on the warehouse/office space expire in late 1997 and 2006, respectively. The leases on warehouse/office space have two options to renew for five years each.

     Gensia Europe leases approximately 5,600 square feet of office space in Bracknell, Berkshire, England. Gensia GmbH leases approximately 78 square meters of office space near Kamen, Germany.

     Sicor's production is carried out at its two manufacturing sites in Italy. The principal site is located on the outskirts of Milan and is regularly inspected and approved by the FDA This production center covers approximately 1,200 square meters of a 14,438 square meter site. Sicor's other production center, acquired in its merger with Zanoni, is located on the outskirts of Turin. This production center, covers approximately 1,700 square meters of an 18,469 square meter site.

     Lemery has a 10,403 square meter manufacturing/office site located in Mexico City. Sintesis Lerma has a site located near Toluca, on the outskirts of Mexico City. Sintesis Lerma also recently began construction of a facility to produce oncolytic agents which is currently expected to commence production in 1997.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "GNSA". The following table sets forth, for the periods indicated, the range of high and low reported sale prices for the Company's Common Stock on the Nasdaq National Market.


                                                 High      Low
                                                 ----      ---
January 1 - March 31, 1995 ...............     $ 5.00    $ 2.56
April 1 - June 30, 1995 ..................       4.63      2.00
July 1 - September 30, 1995 ..............       6.63      3.25
October 1 - December 31, 1995 ............       5.75      3.75

                                                 High      Low
                                                 ----      ---
January 1 - March 31, 1996 ...............     $ 6.38    $ 4.38
April 1 - June 30, 1996 ..................       6.00      3.88
July 1 - September 30, 1996 ..............       5.75      4.56
October 1 - December 31, 1996 ............       5.56      3.88

As of March 14, 1997 there were approximately 728 holders of record of the Company's Common Stock.

The Company has not paid a cash dividend to date on its Common Stock. The Company declared and paid a quarterly cash dividend on the $3.75 Convertible Exchangeable Preferred Stock in March 1995. However, based on its financial condition, the Company elected to discontinue payment of quarterly cash dividends on its Preferred Stock in June, September and December 1995 and March and June 1996. The Company resumed payment of the preferred stock dividend in September 1996. Gensia does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Unless full cumulative dividends are paid on the Company's outstanding preferred stock, cash dividends may not be paid or declared and set aside for payment on the Company's Common Stock.
At March 28, 1997, the Company had undeclared cumulative dividends of approximately $7.5 million. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA
       (in thousands, except per share data)

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                                                                Years Ended December 31,
                                                                ------------------------
                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
STATEMENT OF OPERATIONS DATA:
Revenues:
     Product sales ....................   $  54,636    $  53,464    $  51,830    $  17,106    $  11,039
     Contract research and license fees       3,666       11,062       17,956       11,910       19,740
     Interest income ..................       2,122        2,086        2,022        4,350        4,326
     License restructuring fee ........        --         50,000         --           --           --
     Sale of investment ...............        --          5,359         --           --           --
                                          ---------    ---------    ---------    ---------    ---------
          Total revenues ..............      60,424      121,971       71,808       33,366       35,105
Cost and expenses:
     Cost of sales ....................      40,654       33,183       30,937       20,759       16,045
     Research and development .........      31,081       38,762       61,201       54,341       40,353
     Selling, general and
       administrative .................      32,839       31,137       29,006       20,602       15,519
     Interest and other ...............       1,649          872         782           968        1,125
     Provision for restructuring ......        --          1,092         --           --           --
     Litigation settlement ............        --          4,000         --           --           --
     Write-off of in-process technology        --         18,269         --           --           --
                                          ---------    ---------    ---------    ---------    ---------
          Total costs and expenses ....     106,223      127,315      121,926       96,670       73,042
                                          ---------    ---------    ---------    ---------    ---------
Net loss before income taxes ..........     (45,799)      (5,344)     (50,118)     (63,304)     (37,937)
Provision for income taxes ............        --           (550)        --           --           --
                                          ---------    ---------    ---------    ---------    ---------
Net loss ..............................     (45,799)      (5,894)     (50,118)     (63,304)     (37,937)
Dividends on preferred stock, including
     undeclared cumulative dividends of
     $7,500 as of December 31, 1996 ...       6,000        6,000        6,000        4,544         --
                                          ---------    ---------    ---------    ---------    ---------
Net loss applicable to common shares ..   $ (51,799)   $ (11,894)   $ (56,118)   $ (67,848)   $ (37,937)
                                          =========    =========    =========    =========    =========
Net loss per common share (1) .........   $   (1.41)   $    (.36)   $   (1.89)   $   (2.40)   $   (1.36)
                                          =========    =========    =========    =========    =========
Shares used in computing per
  share amounts (1) ...................      36,624       33,231       29,670       28,294       27,954
                                          =========    =========    =========    =========    =========

(1)Computed on the basis described for net loss per share in Note 1 of Notes to Consolidated Financial Statements.

                                                        December 31,
                                                        ------------
                                        1996         1995         1994         1993         1992
                                        ----         ----         ----         ----         ----
BALANCE SHEET DATA:
     Working capital ...........   $   24,754    $  67,687    $  47,439    $  78,609    $  68,207
     Total assets ..............       89,550      118,560      109,866      136,431      104,162
     Long-term obligations, less
        current maturities .....          585           46           71        3,119        3,479
     Accumulated deficit .......     (265,136)    (219,337)    (213,443)    (163,325)    (100,021)
     Stockholders' equity ......       67,999      102,303       83,778      112,859       89,149

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     Gensia has been unprofitable since its inception in 1986 and expects to incur additional operating losses at least through 1997. For the period from its inception to December 31, 1996, Gensia has incurred a cumulative net loss of $265.1 million.

     When used in this Annual Report on Form 10-K, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, and successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-K, including those listed under "RISK FACTORS THAT MAY AFFECT RESULTS". Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Years ended December 31,  1996, 1995, and 1994
----------------------------------------------

     In 1996, the Company reported a net loss applicable to common shares of $51.8 million (after preferred stock dividends of $3.0 million paid in September and December 1996 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends) as compared to a net loss applicable to common shares of $11.9 million (after preferred stock dividends of $1.5 million paid in March 1995 and $4.5 million in undeclared and unpaid cumulative preferred stock dividends) in 1995 and a net loss of $56.1 million (after preferred dividends of $6.0 million) in 1994. Total revenues for 1996 were $60.4 million as compared to $122.0 million in 1995 and $71.8 million in 1994. The 1995 results include revenues from a one-time $50 million payment from The Upjohn Company as part of the restructuring of an agreement to develop, manufacture and market multisource oncolytic drugs in the U.S. and a one-time sale of $5.4 million of Gensia's stock holdings in Viagene, Inc., which was acquired by Chiron Corporation in the fourth quarter of 1995. In November 1995, Gensia acquired Aramed. The total purchase price, including acquisition costs of $1.4 million, was $42.6 million. Based on the purchase price of $42.6 million, net of the fair market value of the assets acquired ($24.3 million), Gensia allocated $18.3 million to acquired in-process research and development which was charged to expense in 1995. This charge was not deductible for income tax purposes.

     Product sales increased to $54.6 million in 1996 from $53.5 million in 1995 and $51.8 million in 1994. Cost of sales in 1996 of $40.7 million yielded a gross margin of 25% compared to cost of sales of $33.2 million in 1995 yielding a gross margin of 38%. Cost of sales in 1994 of $30.9 million yielded a gross margin of 40%. The decrease in gross margin in 1996 is due to the increased competition for certain of Gensia Laboratories' multisource injectable products, and etoposide, in particular. The higher gross profit margins in 1995 and 1994 reflect the increased sales of higher margin products at Gensia Laboratories, including etoposide, doxorubicin and dobutamine, as well as higher sales of the LMA and Brevibloc, proprietary products licensed from third parties. During 1995 and 1994, etoposide was Gensia Laboratories' largest product and during 1995 and early 1996, a number of competitors received FDA approval to market injectable etoposide. These approvals have had and are expected to continue to have a material adverse impact on the Company's sales of etoposide. The Company expects product sales to grow significantly in 1997 primarily as a result of the acquisition of Rakepoll Holding on February 28, 1997 and as new products are approved for sale by the regulatory agencies. There can be no assurance that Gensia Sicor will be able to achieve this growth. If Gensia Sicor does not experience this planned growth it would have a significant adverse effect on the results of operations and financial condition of the Company.

     Contract research and license fees of $3.7 million in 1996 decreased from $11.1 million in 1995 and $18.0 million in 1994. The decrease in 1996 and 1995 from 1994 was primarily due to the acquisition of Aramed by Gensia, which reduced revenue recognized from Aramed and because of up-front licensing and research and development payments received in 1994 following the formation of a collaboration with Boehringer Mannheim Pharmaceuticals Corporation. The Company is currently receiving contract research revenues through its research collaboration with Pfizer, Inc. Gensia is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund a portion of Gensia's research and development efforts, however, none of these arrangements has yet to be completed. There can be no assurance that any such agreements will be reached.

     Interest income was $2.1 million in 1996 compared to $2.1 million and $2.0 million in 1995 and 1994, respectively.

     Research and development expenses decreased to $31.1 million from $38.8 million in 1995 and $61.2 million in 1994. This decrease in expenses in 1996 from 1995 is due to reduced spending on research and development programs. The reduction in 1995 expenses is primarily attributable to the completion of a major multicenter clinical trial with Protara in patients undergoing coronary artery bypass surgery in the third quarter of 1994, a restructuring of the Company in February 1995 to reduce development expenses, and to ongoing expense reduction programs. As discussed in the Research Activities section, the Company expects to reduce its research spending if additional contractual committed payments for such research activities from third parties are not realized. See "Research Activities".

     Selling, general and administrative expenses increased to $32.8 million in 1996 from $31.1 million in 1995 and from $29.0 million in 1994. The increases resulted primarily from increased sales and marketing expenses supporting Gensia Laboratories' multisource injectable products, the LMA product in the United States, the Brevibloc product in Europe and for initial marketing efforts for the GenESA System in the U.K. and Germany. Selling, general and administrative expenses are expected to continue to grow as Gensia builds its sales and marketing organization to support the GenESA System product launch, Gensia Laboratories, the Laryngeal Mask Airway and Brevibloc. The extent of this increase will depend primarily on the status and timing of the receipt of U.S. regulatory approval for the GenESA System, if any. It will also depend upon the rate of U.S. regulatory approval for multisource injectable drugs. Expenses are also expected to grow as Gensia Sicor integrates the Rakepoll Holding business.

     Gensia had interest and other expenses of $1.6 million in 1996 compared to $0.9 million in 1995 and $0.8 million in 1994. The increase in expenses is due to a charge of $0.9 million to write down certain assets. The remaining expenses resulted primarily from an $8.0 million loan agreement entered into by Gensia Laboratories in June 1991. All of this loan has now been repaid. The Company expects interest expense to increase in 1997 from additional indebtedness and as a result of the debt acquired as a result of the acquisition of Rakepoll Holding.

     In the first quarter of 1995, Gensia recorded a restructuring charge of $1.1 million. The charge included expected costs of severance payments, outplacement costs and other personnel costs associated with the restructuring. As part of the restructuring, Gensia eliminated 35 positions, most of which were part of its San Diego-based clinical research and data management groups.

     The Company recorded a charge of $4 million in the first quarter of 1995 related to the settlement of class action litigation. Following notice to the plaintiff classes and court hearing, on July 5, 1995, the Court approved a Stipulation of Settlement entered into between Gensia, Aramed and the other defendants with the plaintiffs in all the actions and dismissed the action. The Stipulation of Settlement resolved all claims and dismissed Gensia, Aramed and their officers and directors from the litigation without any admission or presumption of wrongdoing by the defendants. The settlement provided for Gensia to contribute shares of its common stock having an aggregate value of $4 million, and for Gensia's insurance carriers to contribute $13 million in cash. The settlement is now effective and the dismissal of the litigation is final and no longer subject to appeal. The Gensia stock in payment of plaintiffs' attorney's fees (30% of the $4 million) was issued and transferred to the plaintiffs' counsel in 1995 and the remainder was issued to the class members in the first quarter of 1996.

     Dividends on preferred stock of $6.0 million in 1996 consisted of $3.0 million in paid dividends and $3.0 million in undeclared and unpaid cumulative dividends. Dividends on preferred stock of $6.0 million in 1995, consisting of $1.5 million in paid dividends and undeclared and unpaid cumulative dividends of $4.5 million, compared to paid dividends of $6.0 million in 1994. These dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. In order to reduce its cash usage, Gensia's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company recommenced payments of preferred stock dividends in September 1996. Through March 1997, Gensia has approximately $7.5 million in undeclared cumulative preferred dividends. If Gensia chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

     As of December 31, 1996, the Company had federal tax loss carryforwards of approximately $230.6 million. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred within the three year period ending in 1990 and 1993. The acquisition of Rakepoll Holding by Gensia caused a cumulative change in ownership of more than 50% within the three year period ending on February 28, 1997. This ownership change will have a material impact on the utilization of these carryforwards.

     Gensia does not believe that inflation has had a material impact on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, Gensia had cash, cash equivalents and short-term investments of $21.4 million. Rakepoll Holding had approximately $2.6 million in cash at December 31, 1996, giving the combined businesses approximately $24.0 million in liquid assets at the end of 1996. In addition, in March 1997 the Company raised approximately $17 million through a private placement of Gensia Sicor units, which consisted of common stock and warrants, raising the amount of cash, cash equivalents and short-term investments available to support operations in 1997 to approximately $41 million.

     The Company's current operating plan includes funding its research activities primarily through its collaborations with other pharmaceutical companies. To the extent the Company is unable to fund its research activities through these collaborations, the Company plans to reduce its research expenses to the level necessary to fulfill its obligations under the Pfizer Agreement. The operating plan also requires the Company to raise additional funds during 1997 through equity, debt and/or lease financings. The required additional funds may not be available on acceptable terms or at all. If the Company is unable to raise additional funds, the Company plans to reduce spending levels so that it would be able to maintain operations through the end of 1997 with existing assets, lease lines and credit arrangments. The change to current planned operations would include reductions in capital expenditures, reduction in spending for the development of new products and reductions in workforce. If implemented, such changes could have a material adverse effect on the Company.

     Significant changes in operating assets and liabilities during 1996 included a $5.4 million increase in inventories primarily due to increased inventories at Gensia Laboratories and increased inventories related to the GenESA System, a $4.6 million decrease in accounts receivable and a $3.2 million increase in accounts payable. Other significant cash flows in 1996 included $13.4 million in issuance of common stock and warrants, primarily as a result of a private placement of 1,500,000 shares of Gensia Common Stock in December 1996, and $12.7 million in purchases of property and equipment primarily as a result of the oncology facility planned for completion in 1997 at GLL.

     During 1996, Gensia received funding for research and development under a contract with Pfizer. Under this agreement, Pfizer provides basic research funding for a period of at least two years, payments for attainment of certain preclinical and clinical milestones and royalty payments from commercial sales of any successfully developed product. There can be no assurance that Gensia's product development efforts with Pfizer will be successful or that Pfizer will not terminate this collaboration before any such milestones are achieved.

     Gensia Sicor expects to incur substantial additional costs, including the cost of expanding its sales and marketing organization to support product launches and increased emphasis on commercial activities. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity in the acquired Rakepoll Holding businesses. Increased spending will also be required to integrate the Gensia and Rakepoll Holding businesses. Any difficulties experienced in integrating the operations of the companies successfully could have a material adverse effect on the business and results of operations of the combined company. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including the successful integration of the Gensia Sicor companies, the timing and outcome of any regulatory actions related to the GenESA System, the Company's ability to market this product in the U.S. and Europe if appropriate regulatory approvals are obtained, and Gensia's success at maintaining or improving Gensia Laboratories' current sales and profitability. Also, Gensia Laboratories is undertaking a significant capital expenditure program during 1997. The Company expects to finance this expansion largely through new lease or debt financing secured against certain assets of Gensia Laboratories. There can be no assurance that any such financing will be available on attractive terms, if at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                          Page

Report of Ernst & Young LLP, Independent Auditors                          F-1

Consolidated Balance Sheets at December 31, 1996 and 1995                  F-2

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1996                                F-3

Consolidated Statement of Stockholders' Equity for
the three years ended December 31, 1996                                    F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1996                                F-5

Notes to Consolidated Financial Statements                                 F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gensia Sicor Inc.

We have audited the accompanying consolidated balance sheets of Gensia Sicor Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gensia Sicor Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                             ERNST & YOUNG LLP


San Diego, California
February 21, 1997, except for Note 11
   as to which the date is March 27, 1997

                                GENSIA SICOR INC.

                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except par value data)


                                    ASSETS
                                                                                          December 31,
                                                                                          ------------
                                                                                    1996              1995
                                                                                    ----              ----
 Current assets:
     Cash and cash equivalents                                                      $16,271       $  47,421
     Short-term investments                                                           5,096          11,440
     Accounts receivable                                                              5,038           9,615
     Inventories                                                                     16,999          11,562
     Other current assets                                                             2,316           3,860
                                                                                    -------       ---------
          Total current assets                                                       45,720          83,898
Property and equipment, net                                                          33,657          25,749
Other noncurrent assets                                                              10,173           8,913
                                                                                    -------       ---------
                                                                                    $89,550       $ 118,560
                                                                                    =======       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $11,138       $   7,980
     Accrued research and development costs                                             --             533
     Accrued payroll and related expenses                                            3,057           2,356
     Other accrued liabilities                                                       4,924           4,995
     Current portion of deferred revenue                                             1,771              --
     Current maturities of long-term obligations                                        76             347
                                                                                   -------       ---------
          Total current liabilities                                                 20,966          16,211
Deferred rent, less current portion                                                     --              33
Deferred revenue, less current portion                                                 500              --
Long-term obligations, less current maturities                                          85              13
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock, $.01 par value, 5,000,000 shares authorized,
        1,600,000 shares issued and outstanding, liquidation preference of
        $80,000,000                                                                     16              16
     Common stock, $.01 par value, 75,000,000 shares authorized, 39,657,982 and 34,640,976 shares issued and outstanding at December 31, 1996
        and 1995, respectively                                                         396             346
     Contingent value rights                                                            --           2,875
     Additional paid-in capital                                                    332,778         319,503
     Accumulated deficit                                                         (265,136)       (219,337)
     Unearned compensation                                                            (55)         (1,100)
                                                                                   -------       ---------
          Total stockholders' equity                                                67,999         102,303
                                                                                   -------       ---------
                                                                                   $89,550       $ 118,560
                                                                                   =======       =========
                                    See accompanying notes.

                                  GENSIA SICOR INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)


                                                                        Years Ended December 31,
                                                                        ------------------------

                                                                   1996           1995           1994
                                                                   ----           ----           ----
Revenues:
     Product sales                                            $  54,636      $  53,464      $  51,830
     Contract research and license fees (including $6,550
        and $7,167 from affiliates in 1995 and 1994,
        respectively)                                             3,666         11,062         17,956
     Interest income                                              2,122          2,086          2,022
     License restructuring fee                                       --         50,000             --
     Sale of investment                                              --          5,359             --
                                                              ---------     ---------      ---------
          Total revenues                                         60,424        121,971         71,808
Costs and expenses:
     Cost of sales                                               40,654         33,183         30,937
     Research and development                                    31,081         38,762         61,201
     Selling, general and administrative                         32,839         31,137         29,006
     Interest and other                                           1,649            872            782
     Provision for restructuring                                     --          1,092             --
     Litigation settlement                                           --          4,000             --
     Acquisition of in-process research and development              --         18,269             --
                                                              ---------     ----------      ---------
          Total costs and expenses                              106,223        127,315        121,926
                                                              ---------     ----------      ---------

Net loss before income taxes                                   (45,799)        (5,344)       (50,118)
Provision for income taxes                                           --          (550)             --
                                                               --------     ---------       ---------
Net loss                                                       (45,799)        (5,894)       (50,118)

Dividends on preferred stock                                      6,000         6,000          6,000
                                                              ---------     ---------      ---------
Net loss applicable to common shares                          $(51,799)     $ (11,894)     $ (56,118)
                                                              =========     =========      =========

Net loss per common share                                     $  (1.41)     $    (.36)     $   (1.89)
                                                              =========     =========      =========

Shares used in computing net loss per common share
    amounts                                                      36,624        33,231         29,670
                                                              =========     =========      =========


                          See accompanying notes.

                                GENSIA SICOR INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 1996
                                 (in thousands)

                                                        Convertible                                      Contingent
                                                      Preferred Stock           Common Stock            Value Rights
                                                      ---------------           ------------            ------------
                                                     Shares      Amount      Shares     Amount     Shares      Amount
                                                     ------      ------      ------     ------     ------      ------
     Balance at December 31, 1993                     1,600       $  16      28,718     $ 287          --      $   --
Issuance of common stock                                                      3,565        36
Cash dividends on preferred stock
Net proceeds from issuance of warrants in
   connection with Aramed - 1995 portion
Unrealized loss on available-for-sale securities
Unearned compensation related to
   issuance of common stock, net
Amortization of unearned compensation
Net loss
                                                     ------      ------      ------     ------     ------      ------
     Balance at December 31, 1994                     1,600          16      32,283        323         --          --
Issuance of common stock                                                        260          2
Cash dividends on preferred stock
Net proceeds from issuance of warrants in
   connection with Aramed - 1996 portion
Unrealized loss on available-for-sale securities
Unearned compensation related to
   issuance of common stock, net
Amortization of unearned compensation
Litigation settlement                                                           268          3
Issuance of common stock and CVRs in
  Aramed acquisition                                                          1,830         18      2,875       2,875
Warrant amortization related to Aramed
  acquisition
Net loss
                                                     ------      ------      ------     ------     ------      ------
     Balance at December 31, 1995                     1,600          16      34,641        346      2,875       2,875
Issuance of common stock                                                      2,914         29
Cash dividends on  preferred stock
Unearned compensation related to
   issuance of common stock, net                                                (74)        (1)
Amortization of unearned compensation
Issuance of litigation shares                                                   532          5
Issuance of payment on CVRs in Aramed
   acquisition                                                                1,645         17    (2,875)     (2,875)
Net loss                                             ------      ------      ------     ------     ------      ------
     Balance at December 31, 1996                     1,600      $   16      39,658     $  396         --      $   --
                                                     ======      ======      ======     ======     ======      ======

                                                        Additional                                         Total
                                                          Paid-in         Accumulated     Unearned     Stockholders'
                                                          Capital            Deficit     Compensation       Equity
                                                          -------            -------     ------------       ------
      Balance at December 31, 1993                       $ 275,881          $(163,325)    $      --     $   112,859
 Issuance of common stock                                   27,697                                           27,733
 Cash dividends on preferred stock                          (6,000)                                          (6,000)
 Net proceeds from issuance of warrants in
    connection with Aramed - 1995 portion                    2,637                                            2,637
 Unrealized loss on available-for-sale securities           (3,618)                                          (3,618)
 Unearned compensation related to
    issuance of common stock, net                            2,421                           (2,421)             --
 Amortization of unearned compensation                                                          285             285
 Net loss                                                                     (50,118)                      (50,118)
                                                          ---------         ---------     ---------     -----------
      Balance at December 31, 1994                         299,018           (213,443)       (2,136)         83,778
 Issuance of common stock                                      459                                              461
 Cash dividends on preferred stock                          (1,488)                                          (1,488)
 Net proceeds from issuance of warrants in
    connection with Aramed - 1996 portion                    2,409                                            2,409
 Unrealized loss on available-for-sale securities             (712)                                            (712)
 Unearned compensation related to
    issuance of common stock, net                              492                             (492)             --
 Amortization of unearned compensation                                                        1,528           1,528
 Litigation settlement                                       3,997                                            4,000
 Issuance of common stock and CVRs in
   Aramed acquisition                                        8,631                                           11,524
 Warrant amortization related to Aramed
   acquisition                                               6,697                                            6,697
 Net loss                                                                      (5,894)                       (5,894)
                                                          ---------         ---------     ---------     -----------

      Balance at December 31, 1995                         319,503           (219,337)       (1,100)        102,303
 Issuance of common stock                                   13,384                                           13,413
 Cash dividends on  preferred stock                         (3,008)                                          (3,008)
 Unearned compensation related to
    issuance of common stock, net                               46                               10              55
 Amortization of unearned compensation                                                        1,035           1,035
 Issuance of litigation shares                                  (5)                                              --
 Issuance of payment on CVRs in Aramed
    acquisition                                              2,858                                               --
 Net loss                                                                     (45,799)                      (45,799)
                                                         ---------          ---------     ---------     -----------
      Balance at December 31, 1996                       $ 332,778          $(265,136)    $     (55)    $    67,999
                                                         =========          =========     =========     ===========


                       See accompanying notes.

                                GENSIA SICOR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  Years Ended December 31,
                                                                            ------------------------------------

                                                                              1996          1995            1994
                                                                              ----          ----            ----
 Cash flows from operating activities:
 Net loss                                                                 $ (45,799)   $ (5,894)     $ (50,118)
 Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
      Depreciation and amortization of property and equipment                 3,780       3,704          3,725
      Deferred rent                                                             (33)        (51)          (183)
      Amortization of licenses                                                  300         300            300
      Amortization of unearned compensation                                   1,035       1,528            285
      Amortization of warrants                                                   --       2,409          2,637
      Loss on disposal of property and equipment                                878          --             --
      Litigation settlement                                                      --       4,000             --
      Charge for acquired in-process research and
         development                                                             --      18,269             --
 Changes in operating assets and liabilities, net of effects from acquisition of Aramed, Inc.:
      Accounts receivable                                                     4,577      (3,653)        (1,175)
      Inventories                                                            (5,437)     (3,910)         1,589
      Other current assets and advance to Aramed                              1,259       2,960         (1,199)
      Accounts payable                                                        3,158      (1,094)         3,068
      Accrued research and development costs                                   (533)     (3,277)        (1,607)
      Accrued payroll and related expenses                                      701         (94)           399
      Other accrued liabilities                                                 (71)     (1,754)         3,137
      Deferred revenue                                                        2,271      (2,408)           326
                                                                            -------      ------        --------
           Net cash provided by (used in) operating activities              (33,914)     11,035        (38,816)
 Cash flows from investing activities:
      Payment for purchase of Aramed, net of $22,640
        cash acquired                                                            --      (1,764)            --
      Proceeds from short-term investments                                  192,658      186,623       249,370
     Purchases of short-term investments                                   (186,315)     166,178)     (218,921)
     Purchases of property and equipment                                    (12,701)      (3,838)       (4,107)
     Proceeds from sale of property                                             136           --            --
     Other noncurrent assets                                                 (1,916)       1,582          (679)
     Notes receivable from officers and employees                               641         (40)           416
                                                                           --------       -------       ------
          Net cash provided by (used in) investing activities                (7,497)       16,385       26,079
Cash flows from financing activities:
     Payments of cash dividends on preferred stock                           (3,008)      (1,488)       (6,000)
     Issuance of common stock and warrants, net                              13,468          461        27,733
     Issuance of long-term obligations                                          206          268           151
     Principal payments on long-term obligations                               (302)      (2,544)       (2,649)
     Principal payments on capital lease obligations                           (103)         (67)         (126)
                                                                            -------       -------       -------
          Net cash provided by (used in) financing activities                10,261       (3,370)        19,109
                                                                            -------       -------       -------
Increase (decrease) in cash and cash equivalents                            (31,150)       24,050         6,372
Cash and cash equivalents at beginning of year                               47,421        23,371        16,999
                                                                          ---------     ---------     ---------
Cash and cash equivalents at end of year                                  $  16,271     $  47,421     $  23,371
                                                                          =========     =========     =========

Supplemental disclosure of cash flow information:
    Interest paid                                                         $      82    $      783    $      404
Supplemental schedule of non-cash investing and financing activities:
Common stock and CVRs issued to acquire net assets of Aramed:
    Fair value of assets acquired, other than cash                               --         2,907            --
    Liabilities assumed                                                          --       (1,215)            --

                             See accompanying notes.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.       BASIS OF PRESENTATION

         ORGANIZATION

         Gensia Sicor Inc., formerly known as Gensia, Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sintesis Lerma, S.A. de C.V. ("Sintesis Lerma"). Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The newly combined company is headquartered in San Diego, California.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries, Gensia Europe Limited, Gensia Laboratories, Ltd., Gensia GmbH, Aramed, Inc., Gensia Automedics, Inc. and Gensia Development Corporation. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements do not include the operations of Rakepoll Holding as such results will be included from the date of acquisition which was on February 28, 1997 (see Note 11).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         Cash, cash equivalents and short-term investments consist of highly liquid debt instruments. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. Management has classified the Company's cash equivalents and short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

         CONCENTRATION OF CREDIT RISKS

         The Company invests its excess cash in U.S. Government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities that should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

         The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains reserves for potential credit losses; to date, such losses have not been significant and are within management's expectations.

         INVENTORIES

         Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and depreciated over the estimated useful lives of the assets (3 to 15 years) using the straight-line method. Leasehold improvements are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. Machinery and equipment and office furniture under capital leases are recorded at the present value of future lease payments as of the inception of the lease and depreciated using the straight-line method over the shorter of the lease terms or the useful life.

         INTANGIBLE ASSETS

         Intangible assets are stated at cost and amortized over the life of the assets. License agreements are stated at cost and amortized on a straight-line basis over the life of the license agreement.

         LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, "Accounting for the Impaiment of Long-Lived Asstes and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addressed the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 in the first quarter of 1996 and such adoption has had no effect on the Company's financial position or results of operations.

         ACCRUED OPERATING LEASE COSTS

         The Company received rental concessions under certain operating leases. Rent expense is recorded on a straight-line basis over the term of the lease. Accordingly, deferred rent in the accompanying balance sheet represents the difference between rent expense accrued and amounts paid under the terms of the lease.

         FOREIGN OPERATIONS

         For the years ended December 31, 1996, 1995, and 1994, Gensia Europe Limited, located near London, England, has had losses which have been immaterial. For the year ended December 31, 1996 and 1995, Gensia GmbH, located near Kamen, Germany has had losses which have been immaterial. Gensia GmbH was formed in 1995. The identifiable assets were not significant in either subsidiary.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

         RESEARCH AND DEVELOPMENT EXPENSES

         All costs of research and development, including those incurred in relation to the Company's collaborative agreements, are expensed in the period incurred.

         RESTRUCTURING CHARGE

         The Company recorded a restructuring charge of $1.1 million in the first quarter of 1995, all of which was utilized in 1995. The charge included expected costs of severance payments, outplacement costs and other personnel costs associated with the restructuring. As part of the restructuring, the Company eliminated 35 positions, most of which were part of its San Diego-based clinical research and data management groups.

         REVENUE RECOGNITION

         For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized as the related expenses are incurred. Nonrefundable license fees in connection with research and development agreements are recognized over the term of the contract. Product sales revenues are recorded as products are shipped.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the period.

         STOCK COMPENSATION

         In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the use of the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board (APB) Opinion No. 25 to account for stock-based compensation. The Company has decided to retain the current implicit value based method, and has disclosed the pro forma effect of using the fair value based method to account for its stock based compensation (see Note 5).

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

         RECLASSIFICATIONS

         Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

3.       BALANCE SHEET INFORMATION

         Accounts receivable are stated net of valuation allowances of $1,073,000 and $895,000 at December 31, 1996 and 1995, respectively.

         Inventories consist of the following (in thousands):

                                                  December 31,
                                                  ------------
                                               1996          1995
                                               ----          ----
            Raw materials                  $  6,207      $  3,279
            Work-in-process                   1,362           415
            Finished goods                    9,430         7,868
                                           --------      --------
                                           $ 16,999      $ 11,562
                                           ========      ========

         Inventories are stated net of reserves of $1,541,000 and $1,496,000 at December 31, 1996 and 1995, respectively.

          Other current assets consist of the following (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                 1996         1995
                                                                 ----         ----
           Prepaid expenses                                   $   982      $ 2,079
           Interest receivable and other                        1,072        1,234
           Notes receivable from officers and employees           262          547
                                                              -------      -------
                                                              $ 2,316      $ 3,860
                                                              =======      =======

         Notes receivable from officers and employees generally consist of housing loans to assist in the relocation of officers and employees and are generally secured by the individual's residence.

          Property and equipment consists of the following (in thousands):

                                                                     December 31,
                                                                     ------------
                                                                 1996           1995
                                                                 ----           ----
            Machinery and equipment                          $ 33,169       $ 20,278
            Leasehold improvements                             11,351          9,304
            Office furniture and equipment                      3,814          9,061
                                                             --------       --------
                                                               48,334         38,643
            Less accumulated depreciation and amortization    (16,477)       (14,694)
                                                             --------       --------
                                                               31,857         23,949
            Land                                                1,800          1,800
                                                             --------       --------
                                                             $ 33,657       $ 25,749
                                                             ========       ========

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



         At December 31, 1996 and 1995, equipment acquired under capital lease obligations totaled $234,000 and $28,000, respectively. Such leased equipment is included in property and equipment, net of accumulated amortization of $51,000 and $10,000 at December 31, 1996 and 1995, respectively.

         Depreciation expense including amortization of capital leases was $3,277,000, $3,704,000 and $3,725,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

           Other noncurrent assets consist of the following (in thousands):

                                                     December 31,
                                                     ------------
                                                  1996        1995
                                                  ----        ----

            Restricted short-term investments  $ 5,500     $ 5,540
            Licenses, net of amortization        2,025       2,325
            Deposits and other                   2,648       1,048
                                               -------     -------
                                               $10,173     $ 8,913
                                               =======     =======

         Accumulated amortization on the licenses totaled $975,000 and $675,000 at December 31, 1996 and 1995, respectively.

4.       INVESTMENTS

         The following is a summary of available-for-sale securities (in thousands):

                                                    Available-for-Sale Securities
                                              --------------------------------------------
                                                          Gross       Gross      Estimated
                                                        Unrealized  Unrealized     Fair
                                               Cost       Gains      Losses       Value
                                               ----        ----      ------       -----

           December 31, 1996:
           ------------------
              U.S. government securities     $  6,696     $   1       $  --      $  6,697
              U.S. corporate securities         7,143        --          --         7,143
                                             --------     -----       -----      --------
                                             $ 13,839     $   1       $  --      $ 13,840
                                             ========     =====       =====      ========

           December 31, 1995:
           ------------------
              U.S. government securities     $ 45,055     $  18       $  17      $ 45,056
              U.S. corporate securities        10,824        --          --        10,824
                                             --------     -----       -----      --------
                                             $ 55,879     $  18       $  17      $ 55,880
                                             ========     =====       =====      ========

         At December 31, 1996 and 1995, the available-for-sale securities included in cash and cash equivalents totaled $8,744,000 and $44,440,000, respectively.

         The gross realized gains on sales of available-for-sale securities totaled $1,000 in 1996 and 1995. The gross realized losses totaled $5,000 and $174,000 in 1996 and 1995, respectively. The net unrealized gains of $1,000 in 1996 and 1995 are included in additional paid-in capital. The unrealized gains or losses had no cash effect and are therefore not reflected in the consolidated statement of cash flows.

         At December 31, 1996, the contractual maturities of all of the Company's available-for-sale investments are less than one year from the balance sheet date.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


5.       STOCKHOLDERS' EQUITY

         PREFERRED STOCK

         The Company's 1.6 million shares of $3.75 Convertible Exchangeable Preferred Stock (the "Preferred Stock") was issued in a private offering to institutional investors. The Preferred Stock has a liquidation preference of $50.00 per share. Cash dividends on the Preferred Stock are payable quarterly at an annual dividend rate of $3.75 for each share. Dividends on the Preferred Stock are cumulative. The Preferred Stock is convertible, at any time prior to redemption, into approximately 2.9 million shares of the Company's Common Stock at a conversion price of $27.60 per share, subject to certain anti-dilution adjustments. The Preferred Stock is redeemable at the option of the Company, initially at a price of $52.50 per share and thereafter at prices declining to $50.00 per share in March 2002 plus all accrued and unpaid dividends. The Preferred Stock will not be redeemable prior to March 6, 1998 unless the closing price of the Common Stock equals or exceeds 150% of the then effective conversion price per share for any 20 trading days during a specified period. The Preferred Stock will be exchangeable at the option of the Company in whole, but not in part, on any dividend payment date for its 7 1/2% Convertible Subordinated Debentures due 2003 at the rate of $50.00 principal amount of Debentures for each share of Preferred Stock.

         The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding Preferred Stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding Preferred Stock. The Company resumed payment of the Preferred Stock dividend in September 1996. At December 31, 1996, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

         WARRANTS

         At December 31, 1996 and 1995, warrants to purchase 2,145 shares of Common Stock were outstanding related to a previous convertible Preferred Stock financing. These warrants have an exercise price of $6.00 per share and expire on July 24, 1997.

         In July 1996, warrants to purchase 70,000 shares of Common Stock were issued in connection with a lease financing commitment for GLL. These warrants have an exercise price of $5.25 per share and expire in July 2006.

     Additional warrants were issued in connection with the offerings of Gensia Clinical Partners, L.P. and Aramed, Inc. (See Notes 8 and 9).

         STOCK OPTIONS

         The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock plans because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         The Company's 1990 Stock Plan (the "Plan") provides for both the direct award or sale of Common Shares and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four year period and are exercisable for up to ten years from the grant date. In February 1996, the Board of Directors approved, and in June 1996, the Company's stockholders consented to, the amendment of the 1990 Stock Plan to increase the aggregate number of shares authorized for issuance thereunder by 400,000 shares to a total of 6,383,334.

         A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

                                                                Years Ended December 31,
                                       -----------------------------------------------------------------------------
                                               1996                        1995                        1994
                                       ----------------------      ----------------------     ----------------------
                                                     Weighted                    Weighted                   Weighted
                                                     Average                     Average                    Average
                                                     Exercise                    Exercise                   Exercise
                                        Options       Price         Options       Price       Options        Price
                                       --------     --------       --------     --------      -------      ---------
Outstanding - beginning of year            4,416       $4.96          4,550       $5.50          4,045      $17.28
       Granted                               949        5.02          1,207        4.00          7,101        7.20
       Exercised                           (523)        4.50           (54)        3.35           (88)        6.28
       Cancelled                           (688)        4.93        (1,287)        6.02        (6,508)       14.73
                                           -----     -------        -------     -------        -------       -----
Outstanding - end of year                  4,154       $5.03          4,416       $4.96          4,550       $5.50
                                           =====       =====       ========       =====        =======       =====
Exercisable - end of year                  2,691       $5.21          2,557       $5.30          2,429       $5.71
                                           =====       =====       ========       =====        =======       =====

         On June 30, 1994, the Stock Option Committee authorized a plan for certain option holders, excluding officers and directors of the Company, whereby each holder could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of June 30, 1994. An aggregate of 2,021,044 options at an average exercise price of $21.65 were exchanged for options with an exercise price of $9.25. These replacement options vest based on the original grant date.

         On October 29, 1994, the Stock Option Committee authorized a plan for certain option holders, excluding outside directors of the Company, whereby each holder could have exchanged all of his or her current vested and unvested options on a one-for-one basis for new options priced at the market value as of October 28, 1994. An aggregate of 3,476,769 options at an average exercise price of $12.03 were exchanged for options with an exercise price of $4.88. Most of these replacement options vest based on the original grant date.

         All replacement options are included in grants and cancellations in the above summary of stock option activity.

         Exercise prices for options outstanding as of December 31, 1996 ranged from $.57 to $28.48. The weighted-average remaining contractual life of those options is approximately six years.

         Shares of Common Stock reserved at December 31, 1996 for the exercise of available and outstanding stock options and warrants totaled 6,503,778.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


         Substantially all stock options subject to vesting under the Stock Plan became fully vested upon the acquisition of Rakepoll Holding.

         RESTRICTED STOCK

         From October 1994 through May 1995, 525,000 restricted shares of the Company's Common Stock were issued to certain employees. In conjunction with the issuance of these restricted shares, options to purchase 360,250 shares were cancelled. The market value of the restricted shares of $2,557,000 at the time of issuance was recorded as unearned compensation in a separate component of stockholders' equity and amortized to expense.

         In December 1995, 196,500 restricted shares of the Company's Common Stock were issued to certain employees. In conjunction with the issuance of these restricted shares, options to purchase 64,500 shares were cancelled. The recipients of restricted shares may not dispose or otherwise transfer the restricted shares during the period of restriction, which ended on January 31, 1997, or under certain circumstances at an earlier date. The restricted shares were forfeited if a recipient left the Company's employment under certain circumstances prior to January 31, 1997. The market value of the restricted shares of $786,000 at the time of issuance has been recorded as unearned compensation in a separate component of stockholders' equity.

         Forfeitures of restricted shares reduce unearned compensation and amounted to $99,000 in 1996. Unearned compensation is being amortized to expense over the restriction period and amounted to $1,035,000 in 1996.

         EMPLOYEE STOCK PURCHASE PLAN

         The Company's Employee Stock Purchase Plan (the "ESPP") provides employees of the Company the opportunity to purchase Common Stock through payroll deductions. In February 1996, the Board of Directors approved and in June 1996, the Company's stockholders consented to the amendment of the 1992 ESPP to increase the aggregate number of shares reserved for issuance thereunder by 100,000 shares to a total of 400,000 shares of Common Stock. Any full-time employee of the Company is eligible to participate in the ESPP after he or she has been continuously employed by the Company for three consecutive months. Eligible employees may elect to contribute up to 12% of their total compensation during each six-month offering period, subject to certain statutory limits. At the end of each six-month offering period, the Company will apply the amount contributed by the participant during the offering period to purchase whole shares of Common Stock, but not more than 1,000 shares. The shares of Common Stock vest immediately and are purchased for 85% of the lower of (i) the market price of the Common Stock immediately before the beginning of the purchase period or (ii) the market price of the Common Stock on the last business day of the purchase period. All expenses incurred in connection with the implementation and administration of the ESPP are paid by the Company. At December 31, 1996, 324,749 shares had been issued under the ESPP.

         PRO FORMA INFORMATION

         Pro Forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.0% to 6.2% and 6.1% to 6.3%; dividend yields of 0% for 1996 and 1995; volatility factors of the expected market price of the Company's Common Stock of 46.9% for 1996 and 1995; and a weighted-average life of three to five years for 1996 and 1995.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the vesting period of such stock or options. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma information in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information is as follows (in thousands except per share and fair value data):

                                                                       1996        1995
                                                                       ----        ----

          Pro forma net loss                                        $(52,762)   $(12,276)
          Pro forma net loss per share                              $  (1.44)   $   (.37)

                                                                          Weighted Average        Weighted Average
                                                                             Fair Value            Exercise Price
                                                                         -----------------        ----------------
                                                                          1996       1995          1996      1995
                                                                         ------     ------        ------    ------

Exercise Price on Date of Grant:
--------------------------------
 Equal to market price of stock                                           $ 5.09    $ 4.01         $ 5.09   $ 4.01
 Less than market price of stock:
   Options                                                                $ 5.09    $ 3.86         $ 4.40   $ 3.54
   Restricted stock                                                       $ 5.09    $ 4.00         $  .01   $  .01
   Employee stock purchase plan                                           $ 4.85    $ 4.63         $ 4.12   $ 3.19

         STOCKHOLDER RIGHTS PLAN

         The Company has adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of a Preferred Stock purchase right (a "Right") as a dividend for each share of the Company's Common Stock. Under certain conditions involving an acquisition by any person or group of 15% or more of the Common Stock, the Rights permit the holders (other than the 15% holder) to purchase the Company's Common Stock at a 50% discount upon payment of an exercise price of $200 per Right. In addition, in the event of certain business combinations, the Rights permit the purchase of the Common Stock of an acquiror at a 50% discount. Under certain conditions, the Rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's Common Stock. The Rights expire on March 16, 2002. The Plan was amended in November 1996 to exempt the acquisition of Rakepoll Holding from the provisions of the Plan.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



6.       COMMITMENTS

         The Company leases its office, manufacturing and research facilities and certain equipment under operating lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

         Included in deposits and other assets at December 31, 1996 and 1995 was $439,000 and $368,000, respectively, deposited under these agreements. Rent expense for 1996, 1995, and 1994 was $4,738,000, $4,943,000, and $4,265,000,
respectively. Rent expense for 1996, 1995 and 1994 were net of $412,000, $732,000 and $616,000 of sublease income, respectively.

         The lease related to the buildings where the Company's corporate headquarters and centralized research and development facilities are located is secured by a $4.8 million letter of credit, which is collateralized by a $4.9 million certificate of deposit, and will be released provided the Company achieves certain financial milestones.

         In July 1994, the Company agreed to secure equipment used in the development of Geomatrix products by Jago Pharma AG in Switzerland. The agreement is secured by a letter of credit, which in turn is secured by a $575,000 certificate of deposit and will expire on September 1, 1997. In connection with the restructuring of the Company's agreements with respect to the development of Geomatrix products (see Note 10), SkyePharma and Brightstone have agreed to indemnify the Company from and against the full amount of any draw made against such letter of credit, together with all reasonable out-of-pocket expenses incurred by the Company as the result of such draw.

         Minimum future obligations for operating leases are as follows (in thousand):

         Year Ended December 31,
         -----------------------
                  1997                                  $  5,903
                  1998                                     4,980
                  1999                                     4,625
                  2000                                     4,167
                  2001                                     4,145
                  Thereafter                              25,107
                                                        --------
                  Total minimum lease payments          $ 48,927
                                                        ========

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



7.       INCOME TAXES

         The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                     (In Thousands)
                                                                            1996          1995          1994
                                                                            ----          ----          ----
Federal income taxes (benefit ) at 35%                                  $(16,016)      $(1,870)     $(17,541)
Tax effect of non-deductible expenses, including
  write-off of acquired in-process research and development                  582         7,423         1,160
Benefit of net operating loss carryforwards                                   --        (5,553)           --
Alternative minimum taxes                                                     --           550            --
Increase in valuation allowance and other                                 15,434            --        16,381
                                                                        --------        -------     --------
                                                             Total      $     --       $   550      $     --
                                                                        ========       =======      ========

         Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are shown below. A valuation allowance of $112,085,000, of which $20,008,000 is related to 1996, has been recognized as an offset to the deferred tax assets as of December 31, 1996 as realization of such assets is uncertain.

                                                        December 31,
                                                        ------------
                                                       (In Thousands)

                                                       1996        1995
                                                       ----        ----

Deferred tax liabilities:
    Depreciation                                   $  2,901    $  2,644
                                                 ----------    ---------
Total deferred tax liabilities                        2,901       2,644
                                                 ----------    ---------
Deferred tax assets:
    Net operating loss carryforwards                 84,653      70,398
    Research and development credits                 12,710      10,246
    Capitalized research and development              8,410       7,484
    Other, net                                        9,213       6,593
                                                 ----------    ---------
Total deferred tax assets                           114,986       94,721
Valuation allowances for deferred tax assets       (112,085)     (92,077)
                                                 ----------    ---------
Net deferred tax assets                               2,901        2,644
                                                 ----------    ---------
Net deferred taxes                               $       --    $      --
                                                 ==========    =========

       At December 31, 1996, the Company had federal and California tax net operating loss carryforwards of approximately $230.6 million and $34.5 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal and California tax loss carryforwards will begin expiring in 2005 and 1997, respectively, unless previously utilized. The Company also has federal and California research and development tax credit

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

carryforwards totaling $10.3 million and $3.7 million, respectively, which will expire beginning in 2001 unless previously utilized.

       Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which have occurred within the three year period ending in 1993. However, the Company does not believe such changes will have a material impact upon the utilization of these carryforwards.

       The acquisition of Rakepoll Holding described in Note 11 caused a cumulative change in ownership of more than 50% within the three year period ending on February 28, 1997. This ownership change will have a material impact on the utilization of these carryforwards.

8.     GENSIA CLINICAL PARTNERS, L.P.

       In July 1991, the Company organized Gensia Clinical Partners, L.P. ("Gensia Clinical Partners") to provide funding for further research and clinical development of Gensia's GenESA System technology. Gensia Clinical Partners has received net proceeds of approximately $23.2 million from its limited partners and has paid the Company approximately $22.5 million for conducting such research and development since its inception in July 1991. The Company does not expect any additional funding from Gensia Clinical Partners.

       The Company has granted Gensia Clinical Partners an exclusive royalty-free license to use certain patent rights and technology that are related to the GenESA System in the United States, Canada and certain countries in Europe. Under its development and marketing agreement with Gensia Clinical Partners, the Company has conducted research and development relating to the GenESA System, and Gensia Clinical Partners has reimbursed the Company for these services. The Company is obligated under the agreements to market the GenESA System in the United States and certain countries in Europe, if approved by regulatory authorities in these countries, and to pay royalties based on those sales. In addition, the Company is required to make a milestone payment of approximately $5.0 million payable in cash or Gensia Sicor Common Stock upon approval of the GenESA System by the United States Food and Drug Administration.

       During the two to four-year period following the initial commercialization of the GenESA System, the Company has the option to purchase the limited partners' interests in Gensia Clinical Partners. If the Company exercises this option, it will pay the limited partners approximately $22.0 million, payable in cash or Gensia Sicor Common Stock (the "Advance Payment"), and a royalty on product sales of the GenESA System for an eleven-year period following the purchase of the interests. In lieu of the right to receive the Advance Payment and royalty, a limited partner may elect to receive a fixed number of shares of Gensia Sicor Common Stock. If all limited partners elected this option, the Company would issue 1,976,250 shares of Common Stock (and would not be required to make the Advance Payment or pay any royalty).

       In connection with the sales of interests in Gensia Clinical Partners, warrants to purchase 2,249,175 shares (the "Partnership Warrants") were issued which became exercisable on August 1, 1993. These warrants were exercisable, in whole or in part, through July 31, 1996 at a price of $17.47 per share and thereafter until July 31, 1998 at a price of $19.47 per share. At December 31, 1996, warrants to purchase an aggregate of 1,962,477 shares of Gensia Sicor Common Stock were outstanding.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996



9.     ARAMED ACQUISITION

       In late 1991, the Company formed Aramed, Inc. ("Aramed"), which became a publicly owned company, to accelerate the discovery, research and development of certain compounds (the "Aramed Products") utilizing the Company's ARA technology. The Company licensed to Aramed certain technology to develop and commercialize the Aramed Products in the United States, Canada and Europe. Aramed has engaged the Company to perform research and development with respect to three program areas: second generation ARAs for the intravenous treatment of acute cardiovascular disorders, ARAs for the oral and intravenous treatment of certain seizure disorders and ARAs and adenosine agonists for the intravenous treatment of acute cerebrovascular disorders.

       In November 1995, the Company acquired and Aramed became a wholly-owned subsidiary of the Company. The consideration paid for each Aramed share was (a) $8.00 in cash, (b) approximately 0.64 of a share of the Company Common Stock, and (c) one contingent value right (CVR) that represented the right to receive additional shares of the Company or cash (at the Company's option) based upon specified formulas. In April and December 1996, the Company issued 1,645,679 shares in aggregate to satisfy the CVR. Prior to the merger, Aramed had rights to three compounds under development by the Company for cardiovascular and neurological diseases. The Company now owns rights to these compounds as part of the merger.

       The acquisition of Aramed was accounted for using the purchase method and, accordingly, the consolidated financial statements include the operations of Aramed from its date of acquisition. The total purchase price, including acquisition costs of $1.4 million, was $42.6 million which was comprised primarily of a cash payment of $23 million to Aramed stockholders, the fair value of Common Stock issued ($8.6 million), the fair value of the contingent value rights issued ($2.9 million) and approximately $6.7 million related to the write-off of the unamortized receivable related to the original issue of the Company warrants in the Aramed Unit Offering. Based on the purchase price of $42.6 million, net of the fair market value of the assets acquired ($24.3 million, including cash of $22.6 million), the Company allocated $18.3 million to acquired in-process research and development which was charged to expense in 1996. This charge is not deductible for income tax purposes. The following unaudited pro forma data reflects the combined results of operations of the Company and Aramed as if the acquisition had occurred on January 1, 1994 (in thousands):

                                                                      December 31,
                                                                      ------------
                                                                  1995          1994
                                                                  ----          ----

        Net revenue                                         $  117,093     $  66,654
        Net income (loss) after preferred stock dividends          786       (80,145)
        Net income (loss) per share                         $      .02     $   (2.54)

10.    COLLABORATION AGREEMENTS

GEOMATRIX NIFEDIPINE

       In October 1996, the Company signed a letter of intent with SkyePharma and Boehringer Mannheim Corporation, Therapeutics Division ("BMCT") of Gaithersburg, Maryland to restructure the terms of an agreement to develop and market an AB rated equivalent formulation of Procardia XL using Geomatrix(R) drug delivery technology. SkyePharma and its U.S. generic subsidiary, Brightstone, has assumed responsibility for the cost of ongoing and future development work on Geomatrix nifedipine. SkyePharma will pay Gensia a royalty from its share of operating

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

income derived from any Geomatrix nifedipine product marketed by BMCT and Brightstone. Under previous agreements, the Company had been collaborating with Jago Pharma AG and BMCT to develop a Geomatrix nifedipine product which would be an AB rated equivalent formulation of Procardia XL. The agreement was subsequently finalized and signed in February 1997.

ADENOSINE REGULATING AGENTS

      In May 1996, the Company announced an agreement with Pfizer Inc. to collaborate on a research program using the Company's adenosine regulating agents ("ARA") technology to discover and develop broad spectrum analgesic drugs for the treatment of pain. The research collaboration is focusing on a subgroup of ARAs which may represent a new class of analgesic drugs. In connection with the agreement, Pfizer made an up-front licensing payment of $3.0 million and provided up-front research funding of $.8 million. Additional funding will be paid quarterly for a period of at least two years. In conjunction with this research collaboration, Pfizer also purchased 792,293 shares of the Company's Common Stock through a $5.0 million equity investment. The Company may also receive certain payments upon the achievement of specified milestones and royalties on any product sales that result from the collaboration.

11.  SUBSEQUENT EVENTS

      On February 28, 1997, Gensia Sicor acquired all of the outstanding shares of capital stock of Rakepoll Holding from Rakepoll Finance in exchange for 29,500,000 shares of the Company Common Stock and $100,000. The transaction will be accounted for using the purchase method. Rakepoll Holding is a parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. of Milan, Italy, and two companies located in Mexico:
Lemery, S.A. de C.V. and Sintesis Lerma, S.A. de C.V. In connection with the acquisition, Rakepoll Finance became entitled to appoint three of Gensia Sicor's 10 directors who in turn designate (jointly with two executive officer directors of Gensia Sicor) five additional directors. The consent of the Rakepoll Finance appointed directors is required for Gensia Sicor to take certain actions.

      In March 1997, the Company raised approximately $17 million through a private placement of Gensia Sicor units for $4.1875 per unit. Each unit consists of one share Common Stock and a warrant to purchase one half of one share of the Company's Common Stock for $4.1875 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held in August 1997 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.


     Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the information under the caption "Compensation of Executive Officers and Directors" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the information under the caption "Stock Ownership of Management and Certain Beneficial Owners" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporation by reference from the information contained under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   List of documents filed as part of this report

           (1)  Financial Statements
                Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II hereof, where these documents are listed.

           (2)  Financial Statement Schedules
                All schedules are omitted because they are not applicable, not required, or the information is shown either in the consolidated financial statements or in the notes thereto.

           (3)  Exhibits
                See (c) below.

     (b)   Reports on Form 8-K during the fourth quarter:

                None.

     (c)   Exhibits

           The following documents are exhibits to this Form 10-K:

     EXHIBIT
     NUMBER     DESCRIPTION OF DOCUMENT
     ------     -----------------------
     2.1(17)    Stock Exchange Ageement, dated as of November 12, 1996, as amended on December 16, 1996 between Gensia and Rakepoll
                Finance N.V.
     3(i)(17)   Restated Certificate of Incorporation of the Company.
     3(ii)(17)  By-Laws of Gensia .
     4.1(5)     Warrant Agreement dated November 26, 1991 between the Company and First Interstate Bank, Ltd. (Warrant Agent).
     4.2(12)    Form of Certificate for Gensia Common Stock with Rights Legend (4.1).
     4.4(16)    Warrant Agreement dated April 10, 1996 between the Company and Domain Partners III, L.P. (4.1)
     4.5(16)    Warrant Agreement dated July 22, 1996 between the Company and MMC/GATX Partnership No. 1 (4.2)
     4.6(18)    Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between
                Gensia and Rakepoll Finance N.V.
     10.1(1)#   Form of Indemnification Agreement entered into between Gensia and its directors. (10.1)*
     10.2(9)#   Amended and Restated 1990 Stock Plan of Gensia (the "Plan").
     10.3(1)#   Form of Incentive Stock Option Agreement under the Plan. (10.3)
     10.4(1)#   Form of Nonstatutory Stock Option Agreement under the Plan. (10.4)
     10.13(1)   Development and Supply Agreement dated January 26, 1990 between Gensia and Protocol Systems, Inc. (with certain confidential information deleted). (10.46)
     10.15(2)# Form of Indemnification Agreement entered into between Gensia and its officers and certain key employees.
                (10.50)
     10.16(3)   Cross License Agreement dated June 13, 1991 between Gensia and Gensia Clinical Partners, L.P. (the "Partnership").
                (10.1)
     10.17(3)   Development and Marketing Agreement dated June 13, 1991 between Gensia and the Partnership. (10.2)
     10.18(3)   Partnership Purchase Option Agreement dated June 13, 1991 between Gensia and each of the limited partners of the
                Partnership. (10.3)
     10.19(3)   Partnership Purchase Agreement dated June 13, 1991 between Gensia and each of the limited partners of the
                Partnership. (10.4)
     10.20(3)   Voting Agreement dated June 13, 1991 between Gensia and PaineWebber R&D Partners III, L.P. (10.5)
     10.21(3)   Agreement of Limited Partnership of the Partnership. (10.7).
     10.22(4)   Form of Limited Partner Warrant. (10.53)
     10.23(4)   Form of Investment Executive Warrant. (10.54)

     EXHIBIT
     NUMBER     DESCRIPTION OF DOCUMENT
     ------     -----------------------

     10.25(4)   Form of Warrant issued to MMC/GATX Partnership No. 1. (10.56).
     10.35(5)   Development Agreement dated January 16, 1992 between the Company and Abbott Laboratories (with certain confidential information deleted). (10.64)
     10.36(6)   Stockholder Rights Plan dated March 9, 1992.
     10.48(13)  Lease agreement between Gena Property Company and the Company dated as of December 21, 1993.
     10.50(10)  Stock Purchase Agreement dated as of October 10, 1994 between Gensia, Inc. and Corange International Limited
                (10.2).
     10.51(10)  Registration Rights Agreement dated October 10, 1994 between Gensia, Inc. and Corange International Limited
                (10.3).
     10.52(14)  Severance Agreement dated October   , 1995 between Gensia, Inc. and David F. Hale.
     10.53(14)  Form of Severance Agreement for officers and certain other employees.
     10.54(15)  Collaborative Research Agreement dated as of May 1, 1996 between the Company and Pfizer Inc. (With certain confidential information deleted.)
     10.55(15)  License and Royalty Agreement dated as of May 1, 1996 between the Company and Pfizer Inc. (With certain confidential information deleted.)
     10.56(15)  Stock Purchase Agreement dated as of May 1, 1996 between the Company and Pfizer Inc. (With certain confidential information deleted.)
     10.57      Amendment No. 1 to Stockholder Rights Agreement dated November 12, 1996.
     21.1       Subsidiaries of Gensia Sicor.
     23.1       Consent of Ernst & Young LLP, Independent Auditors.
     24.1       Powers of attorney (see page 52).

----------

(1)  Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-34565).
(2)  Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-38877).
(3)  Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (No. 0-18549).
(4)  Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-43221).
(5)  Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (No. 0-18549).
(6)  Incorporated by reference to Gensia's Current Report on Form 8-K dated March 16, 1992. (No. 0-18549).
(7)  Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (No. 0-18549).
(8)  Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (No. 0-18549).
(9)  Incorporated by reference to Gensia's Registration Statement on Form S-8. (No. 33-95152).
(10) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-18549).
(11) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (No. 0-18549).
(12) Incorporated by reference to Gensia's Registration Statement on Form S-4 (No. 33-94778).
(13) Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (0-18549).
(14) Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (0-18549).
(15) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (0-18549).
(16) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (0-18549).
(17) Incorporated by reference to Annex A to Gensia's Proxy Statement dated January 15, 1997 (0-18549).
(18) Incorporated by reference to Gensia Sicor's Report on Form 8-K dated February 28, 1997 (0-18549).
 *   Parenthetical references relate to the exhibit number under which such exhibit was initially filed.
#    Indicates management contract or compensatory plan or arrangement.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GENSIA SICOR INC.


Date:  March 31, 1997                 By:  /s/ David F. Hale
                                           -----------------
                                           David F. Hale
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David F. Hale his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signature                          Title                                   Date
     ---------                          -----                                   ----

/s/Donald E. Panoz     Chairman of the Board                               March 31, 1997
---------------------
  (Donald E. Panoz)


/s/ David F. Hale      President and Chief Executive Officer               March 31, 1997
---------------------  (Principal Executive Officer) and Director
  (David F. Hale)


/s/John W. Sayward     Vice President, Finance, Chief Financial Officer    March 31, 1997
---------------------  and Treasurer (Principal Financial Officer and
  (John W. Sayward)    Principal Accounting Officer)



/s/ James C. Blair     Director                                            March 31, 1997
---------------------
  (James C. Blair)


/s/ Jerry C. Benjamin  Director                                            March 31, 1997
---------------------
  (Jerry C. Benjamin)


/s/Michael D. Cannon   Director                                            March 31, 1997
---------------------
 (Michael D. Cannon)

                                   SIGNATURES

     Signature                          Title                                   Date
     ---------                          -----                                   ----


/s/ Herbert J. Conrad   Director                                            March 31, 1997
---------------------
  (Herbert J. Conrad)


/s/Carlo Salvi          Director                                            March 31, 1997
---------------------
  (Carlo Salvi)



/s/Patrick D. Walsh     President and Chief Operating Officer,
---------------------   Gensia Laboratories and Director
 (Patrick D. Walsh)                                                         March 31, 1997


---------------------   Director                                            March __, 1997
  (L. John Wilkerson)

                                  EXHIBIT INDEX
                                                                   Sequentially
                                                                     Numbered
                                                                       Page
                                                                       ----
      EXHIBIT
      NUMBER   DESCRIPTION OF DOCUMENT
      ------   -----------------------

      10.57 Amendment No. 1 to Stockholders Rights Agreement dated November 12, 1996.

      21.1     Subsidiaries of Gensia Sicor.

      23.1     Consent of Ernst & Young LLP, Independent Auditors.

      27       Financial Data Schedule