Form 10-K405/A
period 1996-12-31
GENSIA SICOR INC
filed 1997-04-30
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934 For the FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For the transition period from
                                                       --------------
     to
        ------------------.
                        COMMISSION FILE NUMBER  0-18549

                               GENSIA SICOR INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                             33-0176647
        (State of or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)               Identification No.)

           9360 Towne Centre Drive
               San Diego, CA                                92121
     (Address of principal executive office)             (Zip Code)
  Registrant's telephone number, including area code: (619) 546-8300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                Preferred Stock Purchase Rights, Par Value $.01
                       Warrants to Purchase Common Stock
                -----------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K.   X
                                                          ---

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

None.

                                                   TABLE OF CONTENTS
                                                   -----------------




                                                      PART III

    Item                                                                                             Page
    ----                                                                                             ----
     10.       Directors and Executive Officers of the Registrant..................................    1
     11.       Executive Compensation..............................................................    6
     12.       Security Ownership of Certain Beneficial Owners and Management......................   11
     13.       Certain Relationships and Related Transactions......................................   12

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of Gensia Sicor, Inc. ("Gensia Sicor," "Gensia," or the "Company") and their ages as of February 28, 1997 are as follows:

                 NAME                    AGE                                         Position
                 ----                    ---                   ----------------------------------------------------
David F. Hale/(1)(2)/                     48                   President and Chief Executive Officer
Michael D. Cannon/(3)/                    51                   Executive Vice President and Director
Patrick D. Walsh                          36                   President and Chief Operating Officer, Gensia
                                                               Laboratories, Ltd. and Director
Daniel D. Burgess                         35                   President, Gensia Automedics, Inc.
Wesley N. Fach                            45                   Secretary
Paul K. Laikind, Ph.D.                    41                   Vice President, Corporate Development
John W. Sayward                           45                   Vice President, Finance, Chief Financial Officer and Treasurer
Donald M. Semanisin                       47                   Vice President, Human Resources
Thomas M. Speace                          47                   Vice President, Marketing and Business Development, Genesia
                                                               Laboratories, Ltd.
Gene F. Tutwiler, Ph.D.                   51                   Executive Vice President, Research and Development
Donald E. Panoz                           62                   Chairman of the Board
James C. Blair, Ph.D./(1)(3)(4)(5)/       57                   Director
Jerry C. Benjamin/(1)(4)(5)/              55                   Director
Herbert J. Conrad/(3)(4)(5)/              64                   Director
Carlo Salvi/(1)(2)(4)/                    60                   Director
L. John Wilkerson, Ph.D./(1)(2)/          53                   Director

___________________
(1)  Member of the Executive Committee.
(2)  Member of the Nominating Committee.
(3)   Member of the Audit Committee.
(4)  Member of the Compensation Committee.
(5)  Member of the Stock Option Committee.


     Mr. Hale has been President and Chief Executive Officer of the Company since June 1987 and was Chairman of the Board from May 1991 to February 1997. Prior to joining the Company, Mr. Hale was President and Chief Executive Officer of Hybritech Incorporated, a biotechnology company which was acquired by Eli Lilly & Company in 1986. Mr. Hale joined Hybritech in 1982 as Senior Vice President of Marketing and Business Development, became Executive Vice President and Chief Operating Officer later that year, President in 1983 and Chief Executive Officer in 1986. Before joining Hybritech, Mr. Hale was Vice President and General Manager of BBL Microbiology Systems, a division of Becton, Dickinson and Company. Earlier in his career, he held several positions at or the Pharmaceutical Corporation, a division of Johnson & Johnson, including Director of the Ortho Dermatological Division and Director of Product Management. Mr. Hale serves on the board of Dura Pharmaceuticals, Inc.

     Mr. Cannon has been a director of the Company and Executive Vice President of Gensia Sicor since February 1997. Mr. Cannon has served as a member of the Board of Directors of SICOR-Societa Italiana Corticosteroidi ("Sicor") of Milan, Italy since its founding in 1983. Sicor is a wholly-owned subsidiary of Rakepoll Holding, which is owned by Gensia Sicor. From 1986 to 1997 he was Director of Business Development of Alco

Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor for certain Sicor products. Mr. Cannon worked in a variety of technical positions at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy from 1970 to 1982.

     Mr. Walsh has been a director of the Company since February 1997 and has been President and Chief Operating Officer of Gensia Laboratories since November 1995. From July 1994 to November 1995, he was Executive Vice President and Chief Operating Officer of Gensia Laboratories, Ltd. He was Vice President of Sales and Marketing for Fujisawa U.S.A. from 1991 to 1994. From 1984 to 1991 he held various sales and marketing positions at Fujisawa U.S.A.

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

     Dr. Laikind, a co-founder of Gensia, was a Vice President and director since the Gensia's incorporation from November 1986 until February 1997. He currently serves as Vice President, Corporate Development. From 1985 to 1987, Dr. Laikind was an Assistant Research Biochemist at UCSD. From 1984 to 1985, Dr. Laikind was a Postdoctoral Fellow in the Department of Medicine at UCSD. He received his doctoral degree in chemistry from UCSD.

     Mr. Fach joined Gensia as Assistant General Counsel in January 1992 and was named Secretary in January 1993. Prior to joining Gensia Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel to IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

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

     Mr. Speace has been Vice President, Marketing & Business Development, Gensia Laboratories and an officer of Gensia since May 1996. He joined Gensia in 1991 as Senior Director of Business Development of Gensia Laboratories, becoming Executive Director in 1994 and Division Vice President in 1995. Mr. Speace worked at Kendall McGaw Pharmaceuticals, from 1987 to 1991, when the company was acquired by Gensia and renamed Gensia Laboratories. Mr. Speace previously worked at Elkins-Sinn, a division of A.H. Robins and had responsibility for materials and project management, strategic planning and business development. He received his masters of business administration from St. Josephs University in Pennsylvania.

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

     Mr. Panoz has been Chairman of the Board of Directors of the Company since February 1997. Mr. Panoz was a founder and principal shareholder of Elan Corporation, plc and was Chairman of the Board from 1970 to December 1996.
Until January 1995, he held the position of Chief Executive Officer of Elan.
Mr. Panoz was a founder of Mylan Laboratories and served as its President from 1960 to 1969. Mr. Panoz is executive chairman of Fountainhead Holdings Ltd. (an investment holding company) and of Fountainhead Development Corp., Inc., its principal U.S. operating subsidiary. He also serves as non-executive chairman of Warner Chilcott, plc (formerly Nale Laboratories, plc).

     Dr. Blair has been a director of the Company since 1986 and was Chairman of the Board of the Company from 1986 to May 1991 and Vice Chairman of the Board from May 1991 to March 1997. He has been a General Partner of Domain Associates, a venture capital management company, since 1985. Previously, Dr. Blair was employed in venture capital management, investment research and engineering management. He holds a doctoral degree in engineering from the University of Pennsylvania. Dr. Blair is also a director of Amylin Pharmaceuticals, Inc., Aurora Biosciences Corporation, CoCensys, Inc., Dura Pharmaceuticals, Inc., Houghten Pharmaceuticals, Inc. and Vista Medical Technologies, Inc.

     Mr. Benjamin has been a director of the Company since 1987. He has been a General Partner of Advent Limited, a venture capital management firm in London, England, since 1985. Prior to that he was employed for 18 years with Monsanto Corporation in various executive management positions. Mr. Benjamin is a Director of Biomagnetic Technologies, Inc., Dura Pharmaceuticals, Inc. and Orthofix International N.V.

     Mr. Conrad has been a director of the Company since September 1993. From April 1988 to August 1993, Mr. Conrad was President of the Pharmaceuticals Division, and Senior Vice President, of Hoffmann-La Roche Inc. Mr. Conrad was a member of the Board of Directors of Hoffmann-La Roche and a member of its Executive Committee from December 1981 through August 1993. Mr. Conrad joined Hoffmann-La Roche in 1960 and held various positions over the years including Senior Vice President of the Pharmaceuticals Division, Chairman of the Board of Medi-Physics, Inc. and Vice President, Public Affairs and Planning Division.
Mr. Conrad is also a director of Biotechnology General Corp. and Dura Pharmaceuticals, Inc.

     Mr. Salvi has been a director of the Company and Chairman of the Company's executive operating committee since February 1997. Additionally, since February 1997 Mr. Salvi has served as a Chairman of the Board of Directors and President of Sicor. From September 1995 to the present he has been a consultant to Alco in Lugano, Switzerland. From 1986 to September 1995, he was a general manager of Alco.

     Dr. Wilkerson has been a director of the Company since May 1991. Dr. Wilkerson was Chairman of the Board of The Wilkerson Group, a healthcare products consulting firm, from 1982 until May 1996 and currently he is a consultant to The Wilkerson Group. Prior to joining The Wilkerson Group, Dr. Wilkerson was a Vice President and partner responsible for medical supply security analysis and research at Smith Barney, Harris, Upham & Co. Dr. Wilkerson is also a director of British Bio-Technology Corporation, plc and several private companies. He received his doctorate from Cornell University.

     The Company's Board of Directors is divided into three classes. The Board is comprised of three Class I directors (Mr. Panoz, Mr. Cannon and Mr. Walsh), three Class II directors (Mr. Benjamin, Mr. Salvi and

Dr. Wilkerson) and four Class III directors (Dr. Blair, Messrs. Conrad and Hale and one vacancy). Currently one Class III director's seat is vacant. At each annual meeting of stockholders, a class of directors is elected for a three-year term to succeed the directors of the same class whose term is then expiring. The terms of the current Class I directors, Class II directors and Class III directors, respectively, will expire upon the election and qualification of directors at the annual meeting of stockholders held in 1999, 1997 and 1998, respectively.

COMPOSITION OF BOARD OF DIRECTORS

     On February 28, 1997, pursuant to a Stock Exchange Agreement, dated as of November 12, 1996, as amended on December 16, 1996 (the "Stock Exchange Agreement"), between Gensia, Inc. ("Gensia," currently Gensia Sicor) and Rakepoll Finance N.V., a corporation organized under the laws of the Netherlands Antilles ("Rakepoll Finance"), Gensia acquired all of the outstanding shares of capital stock of Rakepoll Holding B.V., a corporation organized under the laws of the Netherlands ("Rakepoll Holding") and a wholly-owned subsidiary of Rakepoll Finance, in exchange for 29,500,000 shares of Gensia common stock, $.01 par value ("Gensia Common Stock") and $100,000 in cash (the "Stock Exchange"). See Item 13. "Certain Relationships and Related Transactions." In connection with the Stock Exchange Agreement, Gensia and Rakepoll Finance entered into the Shareholder's Agreement concerning the governance of the Company after the acquisition and certain other matters concerning the acquisition and disposition of Gensia securities by Rakepoll Finance and its affiliates. Carlo Salvi is the controlling beneficial owner of Rakepoll Finance.

     The Shareholder's Agreement specifies that, effective as of February 28, 1997 (the "Closing Date"), the Company is to have a ten member Board of Directors (to be expanded to twelve members in the event that holders of Gensia Sicor's Convertible Preferred Stock (other than Rakepoll Finance and its affiliates) in accordance with the terms of the Convertible Preferred Stock, become entitled to appoint two directors). At the Closing Date, the Gensia Sicor Board was to consist of (i) two directors who are executive officers of Gensia and not affiliated with Rakepoll Finance ("Management Directors"), (ii) three directors designated by Rakepoll Finance ("Investor Directors") and (iii) five independent directors to be designated jointly by the Management Directors and the Investor Directors (the "Independent Directors"). The initial directors were David Hale and Patrick Walsh as Management Directors; Carlo Salvi and Michael Cannon as Investor Directors; and James Blair, Jerry Benjamin, Herbert Conrad, Steven Mendell and L. John Wilkerson as the five Independent Directors. Messrs. Benjamin, Conrad, Mendell and Hale and Drs. Blair and Wilkerson were Gensia directors prior to the Closing Date. Prior to the Closing Date, the Shareholder's Agreement was amended to add Donald Panoz as an Independent Director, provide for a current independent director to resign by March 10, 1997 and to permit an Investor Director to be appointed in the future. Mr. Mendell resigned from the Board of Directors on March 10, 1997.

     During the term of the Shareholder's Agreement, the number of Investor Directors that Rakepoll Finance will be entitled to designate will vary according to its ownership interest in Gensia as a percentage of its Initial Interest. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." If Rakepoll Finance's ownership interest in Gensia Sicor is (i) 50% or above of its Initial Interest, Rakepoll Finance shall have the right to designate for nomination and approval three Investor Directors; the Management Directors shall have the right to designate for nomination and approval two Management Directors; and the five Independent Directors shall be designated for nomination and approval jointly by the Management Directors and the Investor Directors; (ii) 25% or above but less than 50% of its Initial Interest, Rakepoll Finance shall have the right to designate for nomination and approval two Investor Directors; and there shall be four Independent Directors who shall be designated for nomination and approval jointly by the Management Directors and the Investor Directors; (iii) 10% or above but less than 25% of its Initial Interest, Rakepoll Finance shall have the right to designate for nomination and approval one Investor Director; and there shall be three Independent Directors who shall be designated for nomination and approval jointly by the Management Directors and the Investor Directors. Once Rakepoll Finance's interest has fallen below 10% of its Initial Interest, Rakepoll Finance shall have no further right to designate any Investor Directors or Independent Directors and the Management Directors shall have no right to designate any Management Directors or Independent Directors.

  If at any time Rakepoll Finance's ownership interest in Gensia Sicor should be reduced with the result that, in accordance with the provisions described in the foregoing paragraph, the number of directors which Rakepoll Finance is entitled to designate is reduced, then such entitlement reduction shall extinguish any right Rakepoll Finance might have under the Shareholder's Agreement to designate a greater number of directors, notwithstanding any increase in Rakepoll Finance's ownership in Gensia Sicor which may occur after such entitlement reduction.

  The Shareholder's Agreement further specifies that vacancies on the Gensia Sicor Board of Directors which result from a reduction in Rakepoll Finance's and the Management Directors' entitlement to designate directors in accordance the terms of the Shareholder's Agreement shall be filled by election by the stockholders at large of Gensia Sicor in accordance with applicable law, Gensia Sicor's Certificate of Incorporation and its Bylaws.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Under Section 16(a) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document those persons who failed to timely file these reports. All of the filing requirements were satisfied for 1996.

ITEM 11.  EXECUTIVE COMPENSATION

                COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

    Information is set forth below concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1994, 1995, and 1996, of those persons who were at December 31, 1996 (i) the chief executive officer and (ii) the other four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers"). Mr. Hale's base salary for 1997 has been set at the same level as his 1996 base salary. Mr. Burgess resigned as Vice President, Finance, Chief Financial Office and Treasurer effective February 26, 1997 in connection with his appointment as President of Gensia Automedics Inc. Mr. Hale resigned as Chairman of the Board effective February 25, 1997.




                                                  SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                           ----------------------------------    ----------------------------
                                                                                            AWARDS
                                                                                 ----------------------------
NAME AND PRINCIPAL                                               OTHER ANNUAL      RESTRICTED      SECURITIES      ALL OTHER
                                           SALARY      BONUS     COMPENSATION     STOCK AWARDS     UNDERLYING      COMPEN-
 POSITION                          YEAR     ($)         ($)           ($)              ($)         OPTION (#)      SATION ($)
---------------------------       ----   --------    -------    -------------    ------------    ------------    -------------
David F. Hale                     1996   $450,000          -               -             -                -        $20,300/(2)/
President, Chief                  1995   $450,000    $50,800               -      $149,625/(1)/      75,000        $19,200/(2)/
Executive Officer                 1994   $450,000          -               -             -          200,000/(3)/   $14,100/(2)/
and Chairman of the
Board

Patrick D. Walsh                  1996   $208,000          -         $60,100             -                -        $ 2,800/(5)/
President and Chief               1995   $185,000    $35,800         $53,500/(4)/  $59,850/(1)/      25,000        $ 1,500/(5)/
 Operating Officer of Gensia      1994   $ 89,400          -         $65,500/(4)/  $72,975/(6)/      65,000/(7)/   $   300/(5)/
 Laboratories, Ltd.


Daniel D. Burgess                 1996   $175,000          -               -             -                -        $22,600/(8)/
Vice President, Finance,          1995   $160,000    $40,800               -       $59,850/(1)/      15,000        $22,400/(8)/
 Chief Financial Officer and      1994   $152,500          -               -       $72,975/(6)/      65,000/(9)/   $ 2,300/(8)/
 Treasurer


Paul K. Laikind                   1996   $160,000          -          $3,000             -               -        $ 3,500/(10)/
Vice President, Corporate         1995   $145,000    $25,800          $3,000       $59,850/(1)/      15,000        $ 3,400/(10)/
 Development                      1994   $145,000          -          $3,000       $72,975/(6)/      65,000/(11)/  $ 3,100/(10)/


Gene F. Tutwiler, Executive       1996   $ 95,700    $40,000        $ 99,020/(12)/ $75,795/(13)/     40,000        $ 2,900/(14)/
 Vice President, Research         1995          -          -               -             -                -              -
 and Development                  1994          -          -               -             -                -              -


(1) Represents the aggregate of the fair market value of the shares of restricted stock as of the date of grant ($4.00 per share) less the aggregate consideration paid therefor ($.01 per share). In December 1995, the Company's Board of Directors determined that in order to encourage its employees, including officers, to continue to play a key role in building long-term value at the Company, it should provide such employees with an additional restricted stock award as an incentive to stay at the Company and assist in creating this value. The Board of Directors then authorized certain employees, including officers, the opportunity to exchange certain of their outstanding stock options for restricted stock awards. In addition, each such employee who elected to exchange his or her options was granted additional restricted stock awards for a number of shares equal to two times the number of shares which had been exchanged. Accordingly, Messrs. Hale, Burgess, Laikind and Walsh each had the right to purchase restricted shares of Common Stock of the Company for a nominal cash purchase price equal to the par value of the stock ($.01 per share) in exchange for certain options held by each. The restricted shares vested in full on January 31, 1997. Mr. Hale received an award of 37,500 shares of restricted stock and each of Messrs. Burgess, Laikind, and Walsh received an award of 15,000 shares of restricted stock. The aggregate number and value of all restricted shares held by Mr. Hale at December 31, 1996 were 37,500 and $173,100, respectively. The aggregate number and value of all restricted shares held by each of Messrs. Burgess, Laikind and Walsh at December 31, 1996 were 45,000 and $207,675 respectively.

(2) Represents $9,100, $14,700, and $15,800, the respective amounts paid by the Company for long-term disability insurance premiums for Mr. Hale in 1994, 1995, and 1996, and $5,000, $4,500 and $4,500, the respective amounts paid by the Company for life insurance premiums for Mr. Hale in 1994, 1995, and 1996.

(3) Includes options to purchase 150,000 shares of the Company's Common Stock at exercise prices greater than $4.875 which were canceled in October 1994 in exchange for an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $4.875 per share, the fair market value on the date of grant.

(4) Represents $53,000 and $65,500, the respective amounts paid by the Company to Mr. Walsh for expenses in connection with his relocation to San Diego in 1994 and 1995, and includes payments to Mr. Walsh for taxes he incurred on certain relocation expenses. The respective amounts of relocation reimbursement and tax reimbursement for 1994 are $45,500 and $20,000. The respective amounts of relocation reimbursement and tax reimbursement for 1995 are $32,500 and $21,000.

(5) Represents $1,000 and $2,000 paid by the Company for long-term disability insurance premiums for Mr. Walsh in 1995 and 1996 and $300, $500 and $800, the respective amounts paid by the Company for certain life insurance premiums for Mr. Walsh in 1994, 1995, and 1996.

(6) Represents the aggregate of the fair market value of the shares of restricted stock as of the date of grant ($4.875 per share) less the aggregate consideration paid therefor ($.01 per share). As of October 29, 1994, officers and certain employees were given the opportunity to exchange certain of their outstanding stock options for restricted stock awards. Accordingly, Messrs. Walsh, Laikind and Burgess each had the right to purchase restricted shares of Common Stock of the Company for a nominal cash purchase price equal to the par value of the stock ($.01 per share) in exchange for certain options held by each. The restricted shares vested in full on March 31, 1996. Each of Mesrs. Walsh, Laikind and Burgess received an award of 15,000 shares of restricted stock.

(7) Includes options to purchase 25,000 shares of the Company's Common Stock at exercise prices greater than $4.875 which were canceled in October 1994 in exchange for an option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.875 per share, the fair market value on the date of grant.

(8) Represents $1,900, $1,900 and $2,000, the respective amounts paid by the Company for long-term disability insurance premiums for Mr. Burgess in 1994, 1995 and 1996, and $400, $500, and $600, the respective amounts paid by the Company for certain life insurance premiums for Mr. Burgess in 1994, 1995 and 1996. For 1995 and 1996, also represents certain indebtedness of Mr. Burgess forgiven by the Company in the amount of $20,000 each year.

(9) Includes options to purchase 30,000 shares of the Company's Common Stock at exercise prices greater than $4.875 which were canceled in October 1994 in exchange for an option to purchase 30,000 shares of the Company's Common Stock at an exercise price of $4.875 per share, the fair market value on the date of grant.

(10) Represents $2,600, $2,600 and $2,700, the respective amounts paid by the Company for long-term disability insurance premiums for Dr. Laikind in 1994, 1995 and 1996, and $500, $800, and $900, the respective amounts paid by the Company for certain life insurance premiums for Dr. Laikind in 1994, 1995 and 1996.

(11) Includes options to purchase 25,000 shares of the Company's Common Stock at exercise prices greater than $4.875 which were canceled in October 1994 in exchange for an option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $4.875 per share, the fair market value on the date of grant.

(12) Represents $64,000 paid by the Company to Dr. Tutwiler for expenses in connection with his relocation to San Diego in 1996 and $35,100 in taxes he incurred on certain relocation expenses.

(13) Represents the aggregate of the fair market value of the shares of restricted stock as of the date of grant ($5.063 per share) less the aggregate consideration paid therefor ($.01 per share). On June 25, 1996, the Company's Board of Directors authorized an award of 15,000 shares of restricted stock to Dr. Tutwiler. The restricted shares vested in full on February 28, 1997 due to a change in control of the Company. The aggregate number and value of all restricted shares held by Dr. Tutwiler at December 31, 1996 were $15,000 and $69,225, respectively.

(14) Represents $1,400, the amount paid by the Company for long-term disability insurance premiums for Mr. Tutwiler in 1996, and $1,500, the amount paid by the Company for certain life insurance premiums for Mr. Tutwiler in 1996.

COMPENSATION OF DIRECTORS

     The members of the Board of Directors who are not employees of the Company (other than Mr. Panoz and Mr. Salvi) receive an annual retainer of $10,000 and they are reimbursed for reasonable expenses incurred in connection with meetings of the Board of Directors and its committees. In addition, continuing non-employee directors receive automatic grants of options to purchase 7,500 shares of the Company's Common Stock at the conclusion of each annual meeting of stockholders. Non-employee directors will receive a one-time grant of options to purchase 25,000 shares of the Company's Common Stock.

     In connection with Donald Panoz agreeing to act as the non-executive Chairman of the Board of the Company and to provide certain other services to the Company, the Company agreed to pay an annual fee of $200,000 for two years and granted Mr. Panoz options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $4.288 per share. Of these options, 200,000 shares are fully vested, and the remaining 300,000 shares will vest in increments of 100,000 shares for each $100,000,000 increase in the Company's market capitalization, prior to February 28, 2000, over $700,000,000. The agreement may be terminated by either party on 30 days' advance notice in writing, however if the Company terminates, it will pay Mr. Panoz the difference between $200,000 and any amounts previously paid. In addition, if Mr. Panoz' agreement is not earlier terminated and the Company's market capitalization, prior to February 28, 2000, exceeds $1,000,000,000, Mr. Panoz will be paid a bonus of $1,000,000, payable in equal annual installments over a ten-year period, in cash or, at the option of the Company, in stock of the Company.

     Carlo Salvi, as Chairman of the Board of Sicor is entitled to receive Lit. 100,000,000 (approximately $59,000) per year. Michael Cannon, as a member of the Sicor Board of Directors, is entitled to Lit. 15,000,000 (approximately $12,000).

SEVERANCE AGREEMENTS

     The Company is a party to certain Severance Agreements (the "Severance Agreements") with the chief executive officer and each of the Named Executive Officers and certain other officers and key employees. Pursuant to the Severance Agreements, (i) if, within the first 12-month period after the occurrence of a "Change in Control" of the Company, (a) the officer voluntarily resigns for "Good Reason" or (b) the Company terminates the officer's employment for any reason other than "Cause" or "Disability," or (ii) if the Company terminates the officer's employment because his position has been eliminated in connection with a restructuring or reduction in force, as determined by the Company, the officer will be entitled to receive a severance payment during the "Continuation Period" at an annual rate equal to the sum of (i) the employee's base compensation at the annual rate in effect on the date when the termination of his employment with the Company is effective plus (ii) the arithmetic mean of the employee's annual bonuses for the last three calendar years completed prior to the date when the termination of his employment with the Company is effective. Further, the Continuation Period is treated as employment for purposes of determining the employee's vesting in any stock options and shares of restricted stock granted to him by the Company.

     The "Continuation Period" is defined (except with respect to Mr. Hale's Severance Agreement) as the period commencing on the effective date of the employee's termination of employment and ending on the earlier of (i) the date nine months after the date when the employment termination was effective or (ii) the date of the employee's death. If, however, the employee is not employed in a new position comparable to his position with the Company on the date nine months after his employment termination was effective, then the Continuation Period is extended to the date when the employee becomes employed in such a position, but in no event by more than three months. With respect to Mr. Hale only, the Continuation Period is defined as the period commencing on the effective date of Mr. Hale's termination of employment and ending on the earlier of (i) 18 months after the date when the employment termination was effective or
(ii) the date of Mr. Hale's death.

     "Change in Control" is defined as the occurrence of any of the following events: (i) the first purchase of shares of the Company's Common Stock pursuant to a tender offer or exchange offer (other than an offer by the Company) for all, or any part, of such Common Stock; (ii) any acquisition of voting securities of the Company by any person or group, which theretofore did not beneficially own voting securities, representing more than 30% of the voting power of all outstanding voting securities of the Company, if such acquisition results in such entity, person or group owning beneficially securities representing more then 30% of the voting power of all outstanding voting securities of the Company; (iii) approval by the Company's stockholders of a merger in which the Company does not survive as an independent publicly-owned corporation, a consolidation, or a sale, exchange or other disposition of all, or substantially all, of the Company's assets; or (iv) a change in the composition of the Company's Board of Directors during any period of two consecutive years such that individuals who at the beginning of such period were members of the Board cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's stockholders, of each new Director was approved by a vote of at least two-thirds of the Directors then still in office who were Directors at the beginning of the period.

     "Good Reason" means that the employee: (i) has been demoted or has incurred a material reduction in his authority or responsibility as an employee of the Company; (ii) has incurred a reduction in his total compensation (including benefits) as an employee of the Company; (iii) has not received a contemporaneous increase in his total compensation (including benefits) which is commensurate with increases in total compensation (including benefits) received by a majority of executive-level employees of the Company with duties and responsibilities substantially comparable to those of the employee; (iv) has not received a bonus commensurate with bonuses (if any) received by a majority of executive-level employees of the Company with duties and responsibilities substantially comparable to those of the employee; or (v) has been notified that his principal place of work as an employee of the Company will be relocated by a distance of 50 miles or more.

     "Cause" means (i) a willful act by the employee which constitutes misconduct or fraud and which is injurious to the Company or (ii) conviction of, or a plea of "guilty" or "no contest" to, a felony.

STOCK OPTIONS

     The following tables summarize option grants and exercises during fiscal 1996 to or by the chief executive officer and the Named Executive Officers, and the value of the options held by such persons at the end of fiscal 1996. The Company does not grant Stock Appreciation Rights.

                                                                                                             POTENTIAL REALIZABLE
                                                                                                               VALUE AT ASSUMED
                                                                                                                ANNUAL RATE OF
                                                                                                              STOCK APPRECIATION
                                                     INDIVIDUAL GRANTS(1)                                     FOR OPTIONS TERM(2)
                               --------------------------------------------------------------------        ------------------------

                                  NUMBER OF         $ OF TOTAL
                                 SECURITIES       OPTIONS GRANTED
                                 UNDERLYING             TO            EXERCISE
                                   OPTIONS         EMPLOYEES IN       OR BASE           EXPIRATION
NAME                              GRANTED(#)     FISCAL YEAR 1996    PRICE($/SH)           DATE                 5% ($)      10% ($)
 ----                             -----------     ----------------    ----------         ----------            ------        -----
David F. Hale,                        -                   -              -                    -                    -           -
Chief Executive
Officer

Patrick D. Walsh                      -                   -              -                    -                    -           -

Daniel D. Burgess                     -                   -              -                    -                    -           -

Paul K. Laikind                       -                   -              -                    -                    -           -

Gene F. Tutwiler                 40,000                 4.7%        $5.063              6/28/06             $127,364       $322,765

______________

(1) Generally, options become exercisable ratably on a daily basis over a four-year period and vest in full in the event of a change in control with respect to the Company and in the event of the death of the optionee. As a result of the Stock Exchange, all options automatically vested on February 28, 1997. The exercise price per share of options granted in 1995 represented the fair market value of the underlying shares on the date of grant. Generally, options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(2) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price.

        AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND VALUE OF OPTIONS
                             AT END OF FISCAL 1996

                                                                        NUMBER OF SECURITIES        VALUE OF UNEXCERCISED
                                                                       UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                           OPTIONS AT END OF          OPTIONS AT END OF
                                                                         FISCAL 1996 (#)             FISCAL 1996 ($)/(1)/
                      SHARES ACQUIRED           VALUE              -----------------------------   -------------------------
        NAME           ON EXERCISE (#)        REALIZED ($)           EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
--------------------   ---------------   -----------------------   -----------------------------   -------------------------

David F. Hale,                 -                         -               378,523/68,977                $278,379/$43,471
Chief Executive
Officer

Patrick D. Walsh               -                         -                19,169/25,831                $   2,812/$7,938

Daniel D. Burgess              -                         -                60,036/22,464                $  20,709/$7,011

Paul K. Laikind                -                         -                63,815/18,685                $  32,889/$7,011

Gene F. Tutwiler               -                         -                     0/40,000                $           0/$0

(1) Calculated on the basis of the fair market value of the underlying securities at December 31, 1996 ($4.63), minus the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 15, 1997, as to shares of Common Stock beneficially owned by (i) each director, (ii) the officers of the Company named in the Summary Compensation Table set forth herein, (iii) the directors and executive officers of the Company as a group and
(iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company. Except as otherwise indicated and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective individuals or entities, as the case may be.


                                                 BENEFICIAL OWNERSHIP
                                                   OF COMMON STOCK
                                          ---------------------------------
                                             NUMBER OF          PERCENT
                                            SHARES/(1)/      OF CLASS/(2)/
                                          ----------------   --------------

Rakepoll Finance N.V...................    29,500,000                 39.7%
 J.B. Gorsiraweg,
 Curacao, Netherlands Antilles
Carlo Salvi............................    30,090,000/(3)/            40.5
Donald E. Panoz........................       650,000/(4)/               *
Michael D. Cannon......................             0                    *
David F. Hale..........................     1,046,310/(5)/             1.4
Jerry C. Benjamin......................        32,500/(6)/               *
James C. Blair.........................       126,568/(7)/               *
Herbert J. Conrad......................        24,345/(8)/               *
Patrick  D. Walsh......................        80,763/(9)/               *
L. John Wilkerson......................        72,312/(10)/              *


                                                    BENEFICIAL OWNERSHIP
                                                     OF COMMON STOCK
                                               -------------------------------
                                               NUMER OF              PERCENT
                                              SHARES/(1)/         OF CLASS/(2)/
                                              ---------------------------------

Daniel D. Burgess......................      125,428/(11)/               *
Paul K. Laikind........................      412,554/(12)/               *
Gene F. Tutwiler.......................       57,197/(13)/               *
All directors and executive officers
   as a group (16 persons).............   32,605,644/(14)/            43.9%
                                          ----------------
--------------
*Less than one percent.

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 29,500,000 shares owned by Rakepoll Finance, a majority-owned direct subsidiary of Korbona Industries Ltd., which is wholly-owned by Mr. Salvi. Also includes 440,000 shares owned by Nora Real Estate S.A. and 50,000 shares owned by Alco Chemicals Ltd., both of which are wholly-owned by Mr. Salvi.

(4) Includes 200,000 shares Mr. Panoz has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options. Includes 300,000 shares which Mr. Panoz may have the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options that vest upon the attainment of certain corporate objectives.

(5) Includes 508,000 shares held by a trust as to which Mr. Hale has shared voting and investment power, 54,000 shares held by Mr. Hale as custodian for his minor children as to which Mr. Hale has sole voting and investment power, and 350,579 shares which Mr. Hale has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options and warrants.

(6) Includes 30,500 shares Mr. Benjamin has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(7) Includes 14,750 shares which Dr. Blair has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options and warrants. Includes 1,125 shares beneficially owned by Domain Partners, L.P. Dr. Blair is a General Partner of One Palmer Square Associates, L.P., the general partner of Domain Partners, L.P. Includes 50,000 shares which Domain Partners III, L.P. has the right to acquire within 60 days of April 15, 1997. Dr. Blair is a General Partner of One Palmer Square Associates III, L.P., the general partner of Domain Partners III, L.P. Dr. Blair has an indirect beneficial interest in these shares. Includes 1,509 shares beneficially owned by Domain Associates Profit Sharing Plan. Includes 4,125 shares which Domain Associates has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of warrants. Dr. Blair is a General Partner of Domain Associates.

(8) Includes 25,392 shares which Mr. Conrad has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(9) Includes 55,130 shares which Mr. Walsh has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(10) Includes 2,062 shares which Dr. Wilkerson has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of warrants. Includes 41,250 shares owned by Longbow Partners and 20,250 shares which Longbow Partners has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options. Longbow Partners is a partnership of which the partners are certain shareholders of The Wilkerson Group. Dr. Wilkerson disclaims beneficial ownership of the shares and options held by Longbow Partners. Dr. Wilkerson is a consultant to The Wilkerson Group.

(11) Includes 81,039 shares which Mr. Burgess has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(12) Includes 76,013 shares which Dr. Laikind has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(13) Includes 41,013 shares which Dr. Tutwiler has the right to acquire within 60 days of April 15, 1997 pursuant to the exercise of options.

(14) Includes 1,174,599 shares which may be acquired within 60 days of April 15, 1997 pursuant to the exercise of options and warrants. Includes 562,000 shares held by trusts for the benefit of family members of directors and officers as to which such directors and officers have voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE STOCK EXCHANGE

     On February 26, 1997 the stockholders of Gensia approved a Stock Exchange Agreement, dated as of November 12, 1996, as amended on December 16, 1996 (the "Stock Exchange Agreement"), between Gensia and Rakepoll Finance pursuant to which, Gensia acquired all of the outstanding shares of capital stock of Rakepoll Holding, a wholly-owned subsidiary of Rakepoll Finance, in exchange for 29,500,000 shares of Gensia Common Stock and $100,000 in cash (the "Stock Exchange"). As a result of the Stock Exchange, Rakepoll Holding became a wholly-owned subsidiary of Gensia. Rakepoll Holding is a Netherlands holding company which owns a group of three specialty pharmaceutical companies (the "Rakepoll Operating Group") comprised of a company located in Milan, Italy, Sicor, and two companies located in Mexico, Lemery, S.A. de C.V. ("Lemery"), and Sintesis Lerma, S.A. de C.V. ("Sintesis Lerma"). Sicor and Sintesis Lerma manufacture specialty bulk drug substances. Lemery produces oral and injectable finished multisource drug products (also called finished dosage forms) utilizing specialty bulk drug substances produced by the other companies in the Rakepoll Operating Group and/or purchased from third parties. The specialty bulk drug substances manufactured by the Rakepoll Operating Group are almost entirely destined for parenteral or topical administration, including inhalation therapy, and almost all belong to one of three categories: (i) oncolytic agents, (ii) steroids or (iii) non-depolarizing muscle relaxants.

     In addition, pursuant to the Shareholder's Agreement, if Rakepoll Finance maintains certain ownership levels, Rakepoll Finance will be entitled to designate three of Gensia's 10 directors who will in turn designate (jointly with two executive officer directors of Gensia) five additional directors. The Shareholder's Agreement further granted to Rakepoll Finance the right to initially designate a majority of the directors and the senior managers of each of Sicor, Sintesis Lerma and Lemery, and grants to the Investor Directors the right to nominate for the consideration of the Gensia Sicor Board of Directors replacements for all directors and senior managers so designated. The Management Directors are entitled to designate the balance of the directors and senior managers of each such company. Each such director and senior manager shall serve at the pleasure of the Board of Directors of Gensia Sicor. Additionally, with respect to Gensia Laboratories, the Shareholder's Agreement names the members of its initial Board of Directors and provides that Rakepoll Finance shall have the right to designate one of the directors thereof.

     The Shareholder's Agreement provides that, at the Closing Date (i) an Independent Director (Donald Panoz) shall serve as the non-executive Chairman of the Gensia Board of Directors, (ii) David F. Hale shall serve as President and Chief Executive Officer of Gensia and (iii) Michael D. Cannon shall serve as Executive Vice President of Gensia. The Shareholder's Agreement further provides for the creation of an Executive Operating Committee, which shall be a management committee and not a committee of the Board of Directors of Gensia, consisting of Carlo Salvi (who shall serve as the Executive Operating Committee's Chairman), the President and Chief Executive Officer of Gensia, the President of Gensia Laboratories and the Executive Vice President of Gensia.

     Pursuant to the Shareholder's Agreement, the consent of the Investor Directors will be required for Gensia to take certain actions, such as a merger or sale of all or substantially all of the business or assets of Gensia and for
certain issuances of securities.   The Shareholder's Agreement also grants
certain anti-dilution privileges to Rakepoll Finance and places limitations on Rakepoll Finance's ability to acquire or dispose of any Gensia Sicor Common Stock for one year from the Closing Date.

     As a result of the Stock Exchange all options to acquire Gensia Common Stock held by each of the executive officers and directors of Gensia became fully vested upon the consummation of the Stock Exchange.

In addition because the Stock Exchange constituted a change in control, pursuant to agreements Gensia had executed with its officers and certain key employees of Gensia, including David Hale, President and Chief Executive Officer of Gensia, each such individual is entitled to certain benefits, including salary continuation and healthcare coverage upon, within a certain period of time, their resignation for good reason, including, without limitation, changes in job authority or responsibility or employer's physical location, or termination of their employment for other than cause or disability. Also, in November 1996, the Gensia Board of Directors (with Mr. Hale not present) agreed to forgive, upon consummation of the Stock Exchange, a loan made by Gensia to Mr. Hale in April 1995, upon terms to be determined by Gensia's Compensation Committee. The outstanding principal and interest on such loan was approximately $150,000. In addition, Gensia and Rakepoll Finance have each agreed to cause Gensia Sicor to
(a) maintain and perform in the same manner as prior to the execution date of the Stock Exchange Agreement Gensia's existing indemnification provisions with respect to its present and former directors and officers for acts or omissions or alleged acts or omissions occurring at or prior to the Closing Date, subject to certain limitations, (b) to provide, maintain and perform in the same manner as prior to the execution date of the Stock Exchange Agreement Gensia's existing indemnification provisions with respect to its present and future directors and officers for acts or omissions or alleged acts or omissions occurring after the Closing Date, subject to certain limitations, and (c) maintain for a period of no less than three years after the Closing Date, directors and officers liability coverage with limits, terms and conditions no less advantageous than Gensia had in effect as of the execution date of the Stock Exchange Agreement. The Gensia Board of Directors was aware of these interests and took these interests into account in approving the Stock Exchange Agreement and the transactions contemplated thereby, including the Stock Exchange and the Shareholder's Agreement.

     Mr. Salvi is the beneficial owner of a majority of Rakepoll Finance.

RELATIONSHIP WITH GENSIA CLINICAL PARTNERS

     In July 1991, the Company organized Gensia Clinical Partners to provide funding for further research and clinical development of the Company's GenESA/(R)/ System technology. Gensia Clinical Partners received net proceeds of approximately $23.0 million from its limited partners, all of which has been paid to the Company pursuant to a research and development contract. Gensia Development Corporation, a wholly-owned subsidiary of the Company, is the sole general partner of Gensia Clinical Partners.

     The Company has granted Gensia Clinical Partners an exclusive royalty-free license to use certain patent rights and technology that are related to the GenESA System in the United States, Canada and Europe. Under its development and marketing agreement with Gensia Clinical Partners, the Company conducts research and development relating to the GenESA System, and Gensia Clinical Partners reimbursed the Company for these services through May 1993. The full amount of proceeds from the partnership has now been utilized and the Company is funding all further expenses related to the GenESA System. The Company is obligated under the agreements to market the GenESA System in the United States, Canada and certain countries in Europe, if approved by regulatory authorities in these countries, and to pay royalties based on those sales. In addition, the Company is required to make a milestone payment of approximately $5 million payable in cash or Common Stock of the Company upon approval of the GenESA System by the United States Food and Drug Administration.

     During the two to four-year period following the initial commercialization of the GenESA System, the Company has the option to purchase the limited partners' interests in Gensia Clinical Partners. If the Company exercises this option, it will pay the limited partners approximately $22 million payable in cash or shares of Common Stock of the Company (the "Advance Payment"), and a royalty on product sales of the GenESA System for an eleven-year period following the purchase of the interests. At a limited partner's option, in lieu of the right to receive the Advance Payment and royalty, a limited partner may elect to receive a predetermined number of shares of Common Stock of the Company. If all limited partners were to elect this option, the Company would issue 1,976,250 shares of Common Stock of the Company (and would not be required to make the Advance Payment or pay any royalty). In return for the option to purchase the partnership interests in Gensia Clinical

Partners, the Company issued warrants to the limited partners to purchase 2,249,175 shares of Common Stock of the Company. If Gensia fails to exercise its option, the Company will lose all rights to the GenESA System in the United States, Canada and Europe.

     The Company plans to continue to fund the development of the GenESA System using internally available funds. The Company contributed approximately $3.2 million for funding of expenses related to the GenESA System during 1996. The Company plans to transfer its proprietary medical products, including worldwide distribution rights to the GenESA System, into its wholly-owned subsidiary, Gensia Automedics, Inc.

RELATIONSHIP WITH GENTA/JAGOTEC JOINT VENTURE

     In January 1993, Gensia and a joint venture ("Genta-Jago") between Genta Incorporated and Jagotec AG, an affiliate of Jago Pharma AG which was acquired by SkyePharma PLC ("SkyePharma") in May 1996, formed a collaboration to develop and market certain oral products for the treatment of cardiovascular disease using Geomatrix controlled-release drug delivery technology. In February 1996, Gensia informed Genta-Jago that it would be focusing its efforts in the future on Geomatrix nifedipine and that it would not pursue development of the Geomatrix formulations of verapamil and metaprolol. Effective October 1, 1996 Gensia Sicor transferred its rights under the collaboration to Brightstone Pharma, Inc. ("Brightstone"), SkyePharma's U.S. subsidiary. Brightstone Pharma Inc. will pay Gensia Sicor a royalty from its share of operating income, if any, derived from any Geomatrix nifedipine products marketed by Brightstone and Boehringer Mannheim Corporation. In 1996 Gensia paid $2.3 million in development funding prior to transferring its rights.

     David F. Hale, President and Chief Executive Officer of the Company and James C. Blair, a director of the Company, were directors of Genta Incorporated until their resignations in October 1996 and January 1997, respectively, and Thomas H. Adams, chairman of the Board and Chief Executive Officer of Genta Incorporated, is a member of Gensia's Scientific Advisory Board.

RELATIONSHIP WITH ALCO CHEMICALS, LTD.

     Alco, an affiliate of Rakepoll Finance and wholly-owned by Carlo Salvi, acts as a sales agent for certain bulk pharmaceutical products produced by Sicor, in exchange for a commission of 4% of sales. Additionally, Alco acts as a distributor for Sicor with respect to certain other bulk pharmaceutical products pursuant to a series of distribution agreements (the "Distribution Agreements"). The Company intends to execute prior to June 30, 1997 an agreement (the "New Agency Agreement") between the Company (or certain of its subsidiaries) and Alco pursuant to which (i) each of the Distribution Agreements will formally be cancelled, effective no later than June 30, 1997, and (ii) concurrent with the effective date of such cancellation, Alco will be appointed as a non-exclusive sales agent for certain bulk pharmaceutical products produced by certain subsidiaries of the Company, in exchange for a commission of 4% of sales. Thereafter the parties will determine, from time to time, those bulk pharmaceutical products for which Alco will act as a sales agent, which products will be set forth in an exhibit to the New Agency Agreement.

OTHER TRANSACTIONS

     The Company has paid Domain Partners III, L.P. ("Domain III") the amount of $75,000 as partial consideration for financial commitments made by Domain III in connection with the possible funding of the development of a new product opportunity involving a feedback controlled heparin drug delivery system (the "Automedics Project"). In February 1996, the Board authorized the issuance of a warrant to purchase up to 50,000 shares of the Company's Common Stock to Domain III as partial consideration for financial commitments made in furtherance of the Automedics Project. During 1995, Domain III made a loan in the principal amount of $250,000 to Automedics, Inc., a wholly-owned subsidiary of the Company, in connection with the Automedics Project. The loan, along with accrued interest in the amount of $13,636, was repaid on January 2, 1996. Dr. Blair, a director of the Company, is a general partner of One Palmer Square Associates III, L.P., the general partner of Domain III.

     Ian McBeath, Vice President of Gensia Europe Limited until April 8, 1996, was indebted to the Company in the aggregate amount of approximately (Pounds)47,400. The indebtedness was evidenced by two loans, one secured by real property and the other unsecured. The principal amount of the secured loan was (Pounds)27,000 with an interest rate of 5% per annum. The principal amount of the unsecured loan, an interest free loan, was (Pounds)18,014. Although Mr. McBeath resigned as an officer of the Company on April 8, 1996, he continued to render consulting services through July 1, 1996, at which time the secured loan, the unsecured loan and (Pounds)2,700 in interest thereon became due and was paid.

     The Wilkerson Group has provided market research and consulting services to the Company in 1996 for which the Company has paid The Wilkerson Group approximately $102,000. Dr. Wilkerson, a director of the Company, was an affiliate of The Wilkerson Group until May 1996.

     Two relocation loans were previously made by the Company to Patrick D. Walsh, President and Chief Operating Officer of Gensia Laboratories, Ltd. One of the loans, in the principal amount of $35,000 was repaid in 1996. Mr. Walsh is indebted to the Company in the aggregate principal amount of $100,000 with respect to the other loan. Interest at the rate of 5% per annum is payable on the loan. Accrued interest as of March 31, 1997 is approximately $13,000. The loan is secured by real property and is due on October 12, 1999.

     The Company believes that the foregoing transactions were in its best interests. It is the Company's current policy that all transactions by the Company with officers, directors, 5% stockholders or their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, and are on terms no less favorable to the Company than could be obtained from unaffiliated parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENSIA SICOR INC.


                                         By   /s/ David F. Hale
                                            ------------------------------
Date:  April 30, 1997                             David F. Hale
                                                  President and Chief
                                                  Executive Officer