Form 10-Q
period 1997-03-31
GENSIA SICOR INC
filed 1997-05-15
CIK 807873

                                GENSIA SICOR INC.


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended March 31, 1997.

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from __________ to
       __________.


Commission File No. 0-18549
                    -------

                               GENSIA SICOR INC.
                            (Formerly Gensia, Inc.)
                         ----------------------------
                         (Exact name of registrant as
                           specified in its charter)


          Delaware                                            33-0176647
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


                            9360 Towne Centre Drive
                          San Diego, California 92121
                          ---------------------------
             (Address of principal executive offices and zip code)


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

                               YES   X       NO
                                   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value                                 74,338,932
---------------------------                        -----------------------------
           Class                                   Outstanding at March 31, 1997

                                GENSIA SICOR INC.

                                      INDEX


PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements                                           PAGE
            --------------------

            Consolidated Balance Sheets at March 31, 1997 and
            December 31, 1996                                                 3

            Consolidated Statements of Operations for the three
            months ended March 31, 1997 and 1996                              4

            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996                              5

            Notes to Consolidated Financial Statements                        6

Item 2:     Management's Discussion and Analysis of Financial
            -------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

            Results of Operations - for the three months ended
            March 31, 1997 and 1996                                           9

            Liquidity and Capital Resources                                  10


PART II     OTHER INFORMATION

Item 1:     Legal Proceedings                                                13

Item 4:     Submission of Matters to a Vote of Security Holders              13

Item 6:     Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                   16

                                GENSIA SICOR INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS
                                                                               March 31,      December 31,
                                                                                 1997            1996
                                                                              -----------     ------------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents .............................................   $  23,269       $   16,271
    Short-term investments ................................................       4,133            5,096
    Accounts receivable ...................................................      29,432            5,038
    Inventories ...........................................................      52,308           16,999
    Other current assets ..................................................      13,257            2,316
                                                                              ---------        ---------
        Total current assets ..............................................     122,399           45,720

Property and equipment, net ...............................................      68,064           33,657
Other noncurrent assets ...................................................       7,162            8,148
Intangibles, net ..........................................................      54,479            2,025
Goodwill, net .............................................................      48,967             --
                                                                              ---------        ---------
                                                                              $ 301,071        $  89,550
                                                                              =========        =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ......................................................   $  45,191        $  11,138
    Accrued payroll and related expenses ..................................       3,695            3,057
    Other accrued liabilities .............................................      12,747            4,924
    Current portion of deferred revenue ...................................       1,771            1,771
    Short-term borrowings .................................................      26,190             --
    Current maturities of long-term obligations ...........................       2,529               76
                                                                              ---------        ---------
        Total current liabilities .........................................      92,123           20,966

Other long-term liabilities ...............................................       4,396             --
Deferred revenue, less current portion ....................................         125              500
Long-term obligations, less current maturities ............................      10,681               85

Contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized, 1,600,000
        issued and outstanding, liquidation preference of $80,000,000  ....          16               16
    Common stock, $.01 par value, 125,000,000 shares authorized,
        74,338,932 and 39,657,982 shares issued and outstanding
        at March 31, 1997 and December 31, 1996, respectively .............         743              396
    Additional paid-in capital ............................................     497,370          332,778
    Accumulated deficit ...................................................    (303,899)        (265,136)
    Unearned compensation .................................................          --              (55)
    Foreign currency translation adjustment ...............................        (484)            --
                                                                              ---------        ---------
        Total stockholders' equity ........................................     193,746           67,999
                                                                              ---------        ---------
                                                                              $ 301,071        $  89,550
                                                                              =========        =========

                             See accompanying notes.

                                GENSIA SICOR INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three months ended
                                                                  March 31,
                                                                  ---------
                                                              1997        1996
                                                              ----        ----
Revenues:
    Product sales .......................................  $ 19,805    $ 12,894
    Contract research and license fees ..................     2,563        --
    Interest income .....................................       223         712
                                                           --------    --------
        Total revenues ..................................    22,591      13,606

Costs and expenses:
    Cost of sales .......................................    16,457       8,471
    Research and development ............................     5,914       8,197
    Selling, general and administrative .................     9,084       7,927
    Amortization expense ................................       408          --
    Interest and other ..................................      (336)        307
    Acquisition of in-process research and development...    29,200          --
                                                           --------    --------
        Total costs and expenses.........................    60,727      24,902
                                                           --------    --------

Net loss before income taxes ............................   (38,136)    (11,296)
Provision for income taxes ..............................      (627)         --
                                                           --------    --------
Net loss before dividends ...............................   (38,763)    (11,296)

Dividends on preferred stock ............................    (1,488)     (1,488)
                                                           --------    --------
Net loss applicable to common shares ....................  $(40,251)   $(12,784)
                                                           ========    ========

Net loss per common share ...............................  $   (.66)   $   (.36)
                                                           ========    ========

Shares used in computing per share amounts ..............    61,395      35,458
                                                           ========    ========

                             See accompanying notes.

                                GENSIA SICOR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                               1996         1996
                                                                               ----         ----
Cash flows from operating activities:
    Net loss ............................................................   $ (38,763)   $ (11,296)
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization of property and equipment .........       1,414          796
        Amortization of intangibles and goodwill ........................         408           --
        Amortization of licenses and other ..............................         101           75
        Amortization of unearned compensation ...........................          56          520
        Loss on disposal of property and equipment ......................          --          192
        Charge for acquired in-process research and
           development ..................................................      29,200           --
        Inventory purchase price allocation adjustment...................       1,234           --
        Change in operating assets and liabilities, net of effects of the acquisition of Rakepoll Holding:
               Accounts receivable ......................................       2,427         (320)
               Inventories ..............................................      (1,748)         738
               Other current assets .....................................         807         (287)
               Accounts payable .........................................       5,774       (1,270)
               Accrued research and development costs ...................          --         (202)
               Accrued payroll and related expenses .....................        (241)         425
               Other accrued liabilities ................................      (1,135)      (1,827)
               Deferred revenue .........................................        (375)          --
                                                                            ---------    ---------
Net cash used in operating activities ...................................        (841)     (12,456)

Cash flows from investing activities:
    Acquisition of Rakepoll Holding, net of $2,232 cash acquired ........      (8,868)          --
    Proceeds from short-term investments ................................       5,097       42,034
    Purchases of short-term investments .................................      (4,134)     (52,503)
    Purchase of property and equipment ..................................      (2,803)      (2,386)
    Proceeds from sale of property and equipment ........................           8           58
    Notes receivable from officers and employees ........................         223          (95)
                                                                            ---------    ---------
Net cash used in investing activities ...................................     (10,477)     (12,892)

Cash flows from financing activities:
    Payments of preferred stock dividends ...............................      (1,488)          --
    Issuance of common stock and warrants, net ..........................      19,812          485
    Change in short-term borrowings .....................................          77           --
    Issuance of long-term obligations ...................................         189          206
    Principal payments on long-term obligations .........................        (198)        (250)
    Principal payments on capital lease obligations .....................         (21)         (41)
                                                                            ---------    ---------
Net cash provided by financing activities ...............................      18,371          400
                                                                            ---------    ---------
Effect of exchange rate changes on cash .................................         (55)          --
                                                                            ---------    ---------

Increase (decrease) in cash and cash equivalents ........................       6,998      (24,948)
Cash and cash equivalents at beginning of period ........................      16,271       47,421
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $  23,269    $  22,473
                                                                            =========    =========

Supplemental schedule of noncash financing activities:
    Common stock issued to acquire net assets of Rakepoll Holding:
        Fair value of assets, other than cash............................   $ 207,593    $      --
        Liabilities assumed..............................................      81,309           --

                             See accompanying notes.

                                GENSIA SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      ORGANIZATION
      ------------

           Gensia Sicor Inc, formerly known as Gensia, Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance") Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sintesis Lerma, S.A. de C.V. ("Sintesis Lerma"). Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for the worldwide oncology and injectable pharmaceutical market. The Company also has a proprietary medical products group and a research group focused on pain, inflammation, diabetes and cardiovascular. The newly combined company is headquartered in San Diego, California.

      PRINCIPLES OF CONSOLIDATION
      ---------------------------

           The consolidated financial statements include the accounts of the Company and its seven wholly-owned subsidiaries: Rakepoll Holding, Gensia Laboratories, Ltd., Gensia Automedics, Inc., Gensia Europe Limited, Gensia GmbH, Aramed, Inc., and Gensia Development Corporation. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheet at March 31, 1997 includes the assets, liabilities and stockholder's equity of the combined companies. The consolidated statement of operations and statement of cash flows include the results for one month for Rakepoll Holding from February 28, 1997, (the date of acquisition), through March 31, 1997 only.

           In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1997 and 1996 have been made. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

           The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission and the audited financial statements and notes thereto of Rakepoll Holding B.V. included in the Company's 1997 Form 8-K/A filed with the Securities and Exchange Commission..


2.    THE RAKEPOLL HOLDING ACQUISITION

           On February 28, 1997, after shareholder approval, Gensia Sicor acquired all of the outstanding shares of capital stock of Rakepoll Holding from Rakepoll Finance in exchange for 29,500,000 shares of the Company's Common Stock and $100,000. The acquisition was accounted for using the purchase method. Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. of Milan, Italy, and two companies located in
      Mexico: Lemery S.A. de C.V. and Sintesis Lerma, S.A. de C.V. The total purchase price was $157.7 million, which was comprised of the fair value of Common Stock issued of $146.6 million, acquisition costs of $11.0 million, and a cash payment of $100,000.

                                GENSIA SICOR INC.

      Based on the purchase price of $157.7 million, allocation of the total acquisition cost is as follows:

           Net tangible assets.....................  $  27,542
           Developed technology....................     45,000
           Other intangibles.......................      6,870
           In-process research and development.....     29,200
           Goodwill................................     49,103
                                                     ---------
               Total...............................  $ 157,715
                                                     =========

           The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the value of identified assets and liabilities, in the amount of $49.1 million was recorded as goodwill and is being amortized over its estimated life. The value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes.

3.    CONTINGENCIES

           During 1995, Rakepoll Holding received claims from certain of its customers in connection with shipments of a contaminated product. While no lawsuits have been filed against Rakepoll Holding with respect to this matter, Rakepoll Holding had a reserve of approximately $2.8 million at March 31, 1997, which represents management's best estimate of product rework costs, attorneys' costs and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

4.    NET LOSS PER SHARE

           Net loss per share is computed using the weighted average number of common shares outstanding during the period.

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any impact resulting from the adoption of this new standard upon current or previously reported primary earnings per share.

5.    SUBSEQUENT EVENTS

           In April 1997, the Company entered into an agreement with Sankyo Co., Ltd, of Japan ("Sankyo") to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. Under the terms of the agreement, the Company will receive an up-Front license fee of $1.4 million and will receive research funding for at least three years, to be paid quarterly. Under the provisions of a Letter of Intent signed in March 1997, the Company recorded as revenue, an up-front non-refundable commitment fee of $1.4 million from Sankyo. In conjunction with this research collaboration, Sankyo, at Gensia Sicor's option, may also make up to a $7.3 million equity investment, at a premium to market price, in the Company's Common Stock or the common stock of an assignee determined by the Company. The Company may receive payments upon the achievement of specified milestones if a product is successfully developed by Sankyo under the agreement. The Company would also receive royalties on any product sales that result from the collaboration.

                                GENSIA SICOR INC.

           In May 1997, the Company entered into an agreement to privately place $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of net worth and various financial ratios, and a provision that the parties will enter into a Registration Rights Agreement under which the Company would not be required to register the shares of Common Stock into which the notes are convertible until August 28, 1998. The financing is expected to close in May 1997.

           In May 1997, the Company announced that it had received a letter from the U.S. Food and Drug Administration (FDA) indicating that its New Drug Application (NDA) for the GenESA System is approvable. The GenESA System will be indicated for use in the diagnosis of coronary artery disease in conjunction with radionuclide myocardial perfusion imaging for patients who cannot exercise adequately. Approval of the product is contingent on acceptance by the FDA on final labeling. The Company anticipates being able to respond promptly to the request for final labeling and anticipates launching the product through its Gensia Automedics subsidiary in the third quarter of 1997.

                                GENSIA SICOR INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Gensia has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1997. For the period from its inception to March 31, 1997, the Company has incurred a cumulative net loss of $303.9 million.

      When used in this Form 10-Q, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approval, and successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and other risks described in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment only as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

      The Company reported a net loss of $40.3 million, or $.66 per common share (after dividends on preferred stock of $1.5 million), in the first quarter ended March 31, 1997 compared to a net loss of $12.8 million, or $.36 per common share (after undeclared and unpaid dividends on preferred stock of $1.5 million), in the first quarter of 1996. The first quarter includes the results of Rakepoll Holding from February 28, 1997, the date of its acquisition and a $29.2 million write-off of in-process research and development associated with the acquisition of Rakepoll Holding.

      Product sales in the first quarter of 1997 increased to $19.8 million from $12.9 million in the first quarter of 1996. The increase in product sales is attributable to the inclusion of one month of sales reported by the Rakepoll Holding companies for March. The cost of sales associated with product sales was $16.5 million for the first quarter of 1997 and $8.5 million for the first quarter of 1996. The gross margin for the 1997 first quarter decreased compared to the first quarter of 1996 due to increased competition with respect to certain of Gensia Laboratories' multisource injectable products and a $1.2 million increase in cost of sales for Rakepoll Holding products resulting from the write-up of inventory associated with the acquisition of Rakepoll Holding. Second quarter gross margin will also be negatively effected as the remainder of the inventory write-up is charged to cost of sales. The Company expects product sales to grow significantly in 1997, primarily as a result of the acquisition of Rakepoll Holding on February 28, 1997, and if new products are approved for sale by the regulatory agencies. There can be no assurance that Gensia Sicor will be able to achieve growth from new product sales. In May 1997, the Company announced that it had received a letter from the U.S. Food and Drug Administration (FDA) indicating that its New Drug Application (NDA) for the GenESA System is approvable for use in the diagnosis of coronary artery disease in conjunction with radionuclide myocardial perfusion imaging for patients who cannot exercise adequately. The Company anticipates launching the product through its Gensia Automedics subsidiary in the third quarter of 1997.

       In the first quarter of 1997, contract research and license fees were $2.6 million of which $1.2 million was from research collaboration with Pfizer, Inc. and $1.4 million was from an up-front non-refundable commitment received from Sankyo under the provisions of a Letter of Intent signed in March 1997. No contract research or license fees were recorded in the first quarter of 1996. The Company expects to record contract research revenue in future quarters relating to its agreements with Sankyo and Pfizer. The Company is pursuing additional collaborations which would fund a portion of Gensia's research and development efforts; however, there can be no assurance that any such agreements will be reached.

       Interest income for the first quarter of 1997 decreased to $0.2 million from $0.7 million for the first quarter of 1996 due to lower average cash and investment balances in 1997.

                               GENSIA SICOR INC.

      Research and development expenses in the first quarter of 1997 decreased to $5.9 million from $8.2 million in the 1996 first quarter. The decrease is due to the reduction of expenses for the Geomatrix nifedipine program as a result of a restructuring of an agreement with Jago Pharma AG and Boehringer Mannheim Corporation and due to ongoing expense reduction programs. The future level of spending in research and development will, in part, depend on the Company's ability to complete additional collaborations with corporate partners to fund its research and development programs.

      Selling, general and administrative expenses in the first quarter of 1997 increased to $9.1 million from $7.9 million in the first quarter of 1996, mainly due to the inclusion of Rakepoll Holding's expenses for March 1997. Selling, general and administrative expenses are expected to continue to grow as the Company increases sales and marketing activities to support the GenESA System product launch, and as Rakepoll Holding is consolidated for a full accounting period. The amount of any such growth will depend, in part, upon the Company's success in gaining U.S. regulatory approval for additional multisource injectable drugs. Expenses are also expected to grow as Gensia Sicor continues to integrate the Rakepoll Holding business.

      The Company had interest and other income of $0.3 million in the first quarter of 1997 compared to interest and other expense of $0.3 million in the first quarter of 1996.

      In the first quarter of 1997, the Company recorded amortization expense of $0.4 million related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding.

      In connection with the Rakepoll Holding acquisition, the assets and liabilities of Rakepoll Holding were adjusted to their estimated fair values, and the Company incurred a one time $29.2 million write-off related to the value assigned to the acquired in-process research and development. This charge is not deductible for income tax purposes.

      The Company is party to a number of agreements with Gensia Clinical Partners related to the GenESA System technology. Pursuant to these agreements, the Company is required to make a milestone payment of approximately $5 million payable in cash or Gensia Sicor Common Stock within a specified time after approval of the GenESA System by the FDA.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1997, the Company had cash, cash equivalents and short-term investments of $27.4 million. In March 1997, the Company raised approximately $17 million through a private placement of Gensia Sicor units for $4.1875 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one half of one share of the Company's Common Stock for $4.1875 per share.

      In early May 1997, the Company entered into an agreement to privately place $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of net worth and various financial ratios, and a provision that the parties will enter into a Registration Rights Agreement under which the Company would not be required to register the shares of Common Stock into which the notes are convertible until August 28, 1998. The financing is expected to close in May 1997 .

      The Company's current operating plan includes funding its research activities primarily through collaborations with

                                GENSIA SICOR INC.

other pharmaceutical companies. The Company is currently receiving contract research revenues through its research collaboration with Pfizer, Inc. In April 1997, the Company entered into an agreement with Sankyo pursuant to which Sankyo will provide basic research funding to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes for a period of at least three years, and may provide payments for attainment of certain preclinical and clinical milestones and royalty payments from commercial sales of any successfully developed product. Subject to certain consents and availability of funding, Gensia Sicor plans to transfer certain of its San Diego based pharmaceutical research and development programs into its newly created Metabasis Therapeutics, Inc. subsidiary and spin off such subsidiary to its shareholders. To the extent the Company is unable to spin off Metabasis Therapeutics, Inc. and is unable to fund its research activities through its collaboration with Sankyo and Pfizer, the Company plans to reduce its research expense to the level necessary to fulfill its obligations under the Pfizer and Sankyo agreements. There can be no assurance that the Company's product development efforts with Pfizer and Sankyo will be successful or that Pfizer and or Sankyo will not terminate their respective collaborations before any such milestones are achieved or that Gensia Sicor will be able to obtain consents and financing necessary to spin off Metabasis Therapeutics, Inc. to shareholders.

      The Company anticipates that its current capital resources, commitments from third parties, including the agreements signed in May 1997 to issue convertible notes and warrants in exchange for $20 million, and efforts to reduce overall product costs will enable it to maintain its current and planned operations through at least 1997. The Company will continue to pursue debt and lease financing for its capital needs. In addition, as the Company has indicated, it may seek equity funds to finance its subsidiaries Gensia Automedics, Inc. and Metabasis Therapeutics, Inc. There can be no assurance that any such financings will be available on acceptable terms, if at all.

      Gensia Sicor expects to incur additional costs, including the cost of increased sales and marketing activities to support product launches and increased emphasis on overall commercial activities. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity in the acquired Rakepoll Holding businesses. Increased spending will also be required to integrate the Gensia and Rakepoll Holding businesses. Any difficulties experienced in integrating the operations of the companies successfully could have a material adverse effect on the business and results of operations of the combined company. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including the successful integration of the Gensia Sicor companies, the timing of any final regulatory approval of the GenESA System in the U.S., the Company's ability to market this product in the U.S. and Europe if appropriate regulatory approvals are obtained, and Gensia's success at maintaining or improving Gensia Laboratories' current sales and profitability. In May 1997, the Company announced that it had received a letter from the FDA indicating that its NDA for the GenESA System is approvable for use in the diagnosis of coronary artery disease in conjunction with radionuclide myocardial perfusion imaging for patients who cannot exercise adequately. The Company anticipates launching the product through its Gensia Automedics, Inc. subsidiary in the third quarter of 1997. Also, Gensia Laboratories is undertaking a significant capital expenditure program in 1997 related to the development of an oncology manufacturing facility. The Company has commitments to finance this expansion largely through lease or debt financing secured against certain assets of Gensia Laboratories. There can be no assurance such financing will remain available on acceptable terms, if at all.

      Significant changes in operating assets and liabilities during the first quarter of 1997, excluding the net assets from the Rakepoll Holding acquisition, included a $5.8 million increase in accounts payable, a $2.4 million decrease in accounts receivable and a $1.7 million increase in inventories. Other significant cash flows in the first quarter of 1997 included $8.9 million for the transaction costs associated with the acquisition of Rakepoll Holding as of February 28, 1997, net of cash acquired of $2.2 million, $19.8 million received from the issuance of common stock and warrants, primarily as a result of private placement of 4.2 million shares of Gensia Common Stock in March 1997 and $2.8 million expended on property and equipment.

                                GENSIA SICOR INC.

      The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At March 31, 1997, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                                GENSIA SICOR INC.

                          PART II - OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

      There have been no material developments in legal proceedings during the quarter ended March 31, 1997.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On February 26, 1997, the Company held a Special Meeting of Stockholders. The following actions were taken at the meeting:

      1. A proposal to adopt the Stock Exchange Agreement, dated as of November 12, 1996, as amended on December 16, 1996, between Gensia and Rakepoll Finance, N.V., a corporation organized under the laws of the Netherlands Antilles, was approved.

           19,201,232 shares were voted in favor of the proposal, 715,992 shares were voted against the proposal, 89,503 shares abstained and 11,206,150 shares were not voted or were broker non-votes.

      2. A proposal to amend and restate Gensia's Restated Certificate of Incorporation to (a) change the name of Gensia to "Gensia Sicor Inc.", (b) increase the number of authorized shares of Gensia Common Stock, from 75,000,000 to 125,000,000 and (c) increase the number of authorized shares of Gensia preferred stock designated as Series I Participating Preferred Stock, $.01 par value, from 100,000 to 125,000, was approved.

           18,051,855 shares were voted in favor of the proposal, 1,866,748 shares were voted against the proposal, 155,124 shares abstained and 11,139,150 shares were not voted or were broker non-votes.

      3. A proposal to adopt a new stock plan, the Gensia 1997 Long-Term Incentive Plan was approved.

           24,911,564 shares were voted in favor of the proposal, 6,163,565 shares were voted against the proposal, 137,748 shares abstained and none were not voted or were broker non-votes.

                           GENSIA SICOR INC.

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibit
           Number                       Description of Document
           ------                       -----------------------

           3(i)(1)   Restated Certificate of Incorporation of Gensia Sicor Inc.

           3(ii)(1)  Bylaws of Gensia Sicor Inc.

           4.1(1) Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between Gensia Sicor Inc. and Rakepoll Finance N.V.

           4.2 Form of Unit Purchase Agreement between the Company and certain accredited investors, dated as of March 27, 1997.

           10.1(+) Collaborative Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 18, 1997.

           10.2(+) Supply Agreement between and among Sicor S.p.A., Alco Chemicals, Ltd. and Boehringer Ingelheim International GmbH, dated September 23, 1996.

           10.3(+) Distribution and Supply Agreement between and among the Sicor S.p.A. and Alco Chemicals, Ltd. and The Upjohn Company, dated as of January 1, 1994.

           10.4 Agency Agreement between Sintesis Lerma S.A. de C.V. and Alco Chemicals, Ltd., dated September 26, 1996.

           10.5(+) Agency Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated January 1, 1994.

           10.6 Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated September 30, 1996.

           10.7(+) Agreement between Sicor S.p.A. and Horse Vitality S.A. re: colostrum, dated September 26, 1996.

           10.8 Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Budesonide, dated January 1, 1995.

           10.9 Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Difluprednate, dated January 1, 1995.

           10.10 Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Etoposide, dated March 1, 1995.

           10.11(+) License Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated January 9, 1989, as amended on June 16, 1992 and October 31, 1996.

           10.12 Manufacturing Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated July 16, 1992.

                               GENSIA SICOR INC.

           10.13 Service Agreement between Sintesis Lerma and Grupo Fairmex S.A. de C.V., dated January 2, 1995.

           10.14 Letter Agreement between the Company and Donald E. Panoz, dated March 18, 1997.

           10.15(2)  Gensia Sicor Inc. 1997 Long-Term Incentive Plan.

           27.1      Financial Data Schedule.

           --------------------
           (1) Incorporated by reference to the Exhibits of the same number filed with the Company's Current Report on Form 8-K dated February 28, 1997 (No. 0-18549).

           (2) Incorporated by reference to Annex D of the Company's Definitive Proxy Statement dated January 15, 1997 (No. 0-18549)

           (+) Confidential treatment has been requested for certain portions of these agreements.

      (b)  Reports on Form 8-K during the first quarter

           Report on Form 8-K filed on March 14, 1997 with respect to an event dated February 28, 1997 (acquisition of Rakepoll Holding by Gensia Sicor).

           Report on Form 8-K filed on February 19,1997 with respect to an event dated December 30, 1996 (private placements of 2,260,000 shares of Gensia Sicor Common Stock for net proceeds of approximately $9.0 million).

                                GENSIA SICOR INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GENSIA SICOR INC.



Date:  May 15, 1997        By:  /s/ David F. Hale
                                -----------------
                                David F. Hale
                                President and Chief Executive Officer


Date:  May 15, 1997        By:  /s/ John W. Sayward
                                -------------------
                                John W. Sayward
                                Vice President, Finance, Chief Financial Officer
                                   and Treasurer