Form 10-Q
period 1997-06-30
GENSIA SICOR INC
filed 1997-08-14
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended June 30, 1997.

                                       or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________.



Commission File No. 0-18549
                    -------


                               GENSIA SICOR INC.
                            (Formerly Gensia, Inc.)
                          ---------------------------
                          (Exact name of registrant as
                           specified in its charter)


          Delaware                                             33-0176647
------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)



                            9360 Towne Centre Drive
                          San Diego, California  92121
                     --------------------------------------
             (Address of principal executive offices and zip code)



                                   (619) 546-8300
                              ------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            YES    X       NO  _____
                                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value                             74,444,298
---------------------------                    ----------------------------
           Class                               Outstanding at June 30, 1997

                               GENSIA SICOR INC.

                                     INDEX

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements                                        PAGE
           --------------------
           Consolidated Balance Sheets at June 30, 1997 and
           December 31, 1996                                              3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 1997 and 1996                    4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996                            5

           Notes to Consolidated Financial Statements                     6

Item 2:    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           -----------------------------------

           Results of Operations - for the three and six months ended
           June 30, 1997 and 1996                                         9

           Liquidity and Capital Resources                               11


PART II    OTHER INFORMATION

Item 1:    Legal Proceedings                                             13

Item 2:    Changes in Securities                                         13

Item 6:    Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                               15

                               GENSIA SICOR INC.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                       June 30,    December 31,
                                                                         1997          1996
                                                                      -----------  ------------
                                                                      (Unaudited)

Current assets:
   Cash and cash equivalents                                            $  23,124       $  16,271
   Short-term investments                                                   6,496           5,096
   Accounts receivable                                                     35,033           5,038
   Inventories                                                             50,352          16,999
   Other current assets                                                     7,101           2,316
                                                                        ---------       ---------
         Total current assets                                             122,106          45,720

Property and equipment, net                                                74,240          33,657
Other noncurrent assets                                                     9,343           8,148
Intangibles, net                                                           53,501           2,025
Goodwill, net                                                              49,795              --
                                                                        ---------       ---------
                                                                        $ 308,985       $  89,550
                                                                        =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  40,490       $  11,138
   Accrued payroll and related expenses                                     4,558           3,057
   Other accrued liabilities                                               10,378           4,924
   Current portion of deferred revenue                                      2,271           1,771
   Short-term borrowings                                                   24,380              --
   Current maturities of long-term obligations                              3,442              76
                                                                        ---------       ---------
         Total current liabilities                                         85,519          20,966

Other long-term liabilities                                                 4,437              --
Deferred revenue, less current portion                                        840             500
Long-term obligations, less current maturities                             30,681              85

Contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
         1,600,000 issued and outstanding, liquidation preference of
         $80,000,000.                                                          16              16
   Common stock, $.01 par value, 125,000,000 shares authorized,
         74,444,298 and 39,657,982 shares issued and outstanding
         at  June 30, 1997 and December 31, 1996, respectively                744             396
   Additional paid-in capital                                             499,678         332,778
   Accumulated deficit                                                   (312,749)       (265,136)
   Unearned compensation                                                       --             (55)
   Foreign currency translation adjustment                                   (181)             --
                                                                        ---------       ---------
         Total stockholders' equity                                       187,508          67,999
                                                                        ---------       ---------
                                                                        $ 308,985       $  89,550
                                                                        =========       =========

                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Three months ended             Six  months ended
                                                                   June 30,                      June 30,
                                                          ------------------------        ----------------------
                                                            1997            1996            1997          1996
                                                          --------        --------        --------      --------
Revenues:
   Product sales                                          $ 39,401        $ 12,785        $ 59,206      $ 25,679
   Contract research and license fees                        1,847             792           4,410           792
                                                          --------        --------        --------      --------
         Total revenues                                     41,248          13,577          63,616        26,471

Costs and expenses:
   Cost of sales                                            28,090           9,853          44,547        18,324
   Research and development                                  6,667           8,762          12,581        16,959
   Selling, general and administrative                      10,906           7,792          19,990        15,719
   Amortization expense                                      1,237              --           1,645            --
   Interest and other, net                                   1,032            (535)            473          (940)
   Acquisition of in-process research and development           --              --          29,200            --
                                                          --------        --------        --------      --------
         Total costs and expenses                           47,932          25,872         108,436        50,062
                                                          --------        --------        --------      --------

Net loss before income taxes                                (6,684)        (12,295)        (44,820)      (23,591)
Provision for income taxes                                  (2,166)             --          (2,793)           --
                                                          --------        --------        --------      --------
Net loss before dividends                                   (8,850)        (12,295)        (47,613)      (23,591)

Dividends on preferred stock                                (1,504)         (1,504)         (2,992)       (2,992)
                                                          --------        --------        --------      --------
Net loss applicable to common shares                      $(10,354)       $(13,799)       $(50,605)     $(26,583)
                                                          ========        ========        ========      ========

Net loss per common share                                    $(.14)          $(.38)          $(.74)        $(.74)
                                                          ========        ========        ========      ========

Shares used in computing per share amounts                  74,395          36,208          67,931        35,833
                                                          ========        ========        ========      ========

                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                         1997          1996
                                                                     -----------   -----------
Cash flows from operating activities:
   Net loss before dividends                                         $   (47,613)  $   (23,591)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
         Depreciation and amortization of property and equipment           3,708         1,827
         Amortization of intangibles and goodwill                          1,645            --
         Amortization of licenses and other                                  325           150
         Amortization of unearned compensation                                56           715
         Loss on disposal of property and equipment                            6           158
         Charge for acquired in-process research and
            development                                                   29,200            --
         Inventory purchase price allocation adjustment                    3,846            --
         Change in operating assets and liabilities, net of
            effects of the acquisition of Rakepoll Holding:
           Accounts receivable                                            (3,269)        3,815
           Inventories                                                    (1,980)         (163)
           Prepaid expenses and other  assets                              4,368           252
           Accounts payable                                                  889         1,134
           Accrued research and development costs                             --          (301)
           Accrued payroll and related expenses                              643           469
           Other accrued liabilities                                      (2,757)       (1,456)
           Deferred revenue                                                  840         3.021
                                                                     -----------   -----------
Net cash used in operating activities                                    (10,093)      (13,970)
Cash flows from investing activities:
   Acquisition of Rakepoll Holding, net of $2,232 cash acquired           (8,868)           --
   Proceeds from short-term investments                                    8,253        91,498
   Purchases of short-term investments                                    (9,653)     (102,233)
   Purchase of property and equipment                                    (11,687)       (5,122)
   Proceeds from sale of property and equipment                               18            --
   Notes receivable from officers and employees                              148            (7)
                                                                     -----------   -----------
Net cash used in investing activities                                    (21,789)      (15,864)
Cash flows from financing activities:
   Payments of preferred stock dividends                                  (2,992)           --
   Issuance of common stock and warrants, net                             23,624         6,476
   Change in short-term borrowings                                         4,013            --
   Issuance of long-term obligations                                      20,177           206
   Principal payments on long-term obligations                            (1,460)         (362)
   Discount on long-term obligations                                      (3,571)           --
   Debt issue costs                                                         (931)           --
                                                                     -----------   -----------
Net cash provided by  financing activities                                38,860         6,320
                                                                     -----------   -----------
Effect of exchange rate changes on cash                                     (125)           --
                                                                     -----------   -----------
Increase (decrease) in cash and cash equivalents                           6,853       (23,514)
Cash and cash equivalents at beginning of period                          16,271        47,421
                                                                     -----------   -----------
Cash and cash equivalents at end of period                           $   23,124   $    23,907
                                                                     ===========   ===========

Supplemental schedule of noncash investing activities:
Common stock issued to acquire net assets of Rakepoll Holding:
   Fair value of assets acquired, other than cash                       $207,914     $      --
   Liabilities assumed                                                    81,631            --


                            See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   ORGANIZATION

     Gensia Sicor Inc, formerly known as Gensia, Inc. ("Gensia Sicor" or the"Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("SICOR") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A. de C.V. (formerly Sintesis Lerma, S.A. de C.V.) ("Sicor de Mexico"). Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of pharmaceutical products for the worldwide oncology and injectable pharmaceutical markets. The Company also has a proprietary medical products group focused on the Laryngeal Mask Airway and the GenESA System and a basic research group focused on pain, inflammation, diabetes and cardiovascular disease. The newly combined company is headquartered in San Diego, California.

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its nine wholly-owned subsidiaries: Rakepoll Holding, Gensia Laboratories, Ltd., Gensia Automedics, Inc., Gensia Automedics Limited, Gensia GmbH, Aramed, Inc., Gensia Development Corporation, Genchem Pharma Ltd. and Metabasis Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheet at June 30, 1997 includes the assets, liabilities and stockholder's equity of the combined companies. The consolidated statement of operations and statement of cash flows for the six months ended June 30, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition), through June 30, 1997, only.

     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and six-month periods ended June 30, 1997 and 1996 have been made. The results of operations for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Form 10-K filed with the Securities and Exchange Commission and the audited financial statements and notes thereto of Rakepoll Holding B.V. included in the Company's 1997 Form 8-K/A filed with the Securities and Exchange Commission.

   FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. For subsidiaries operating in highly inflationary economies, gains and losses from balance sheet translation adjustments are included in net earnings.

   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the classifications used in 1997.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


2. RAKEPOLL HOLDING ACQUISITION

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

   Based on the purchase price of $157.7 million, allocation of the total acquisition cost is as follows:

          Net tangible assets                     $ 26,291
          Developed technology                      45,000
          Other intangibles                          6,870
          In-process research and development       29,200
          Goodwill                                  50,354
                                                  --------
               Total                              $157,715
                                                  ========

     The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the fair value of identified assets and liabilities, in the amount of $50.4 million was recorded as goodwill and is being amortized over its estimated life. The value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes.

3. CONTINGENCIES

     During 1995, SICOR received claims from certain of its customers in connection with shipments of a contaminated product. While no lawsuits have been filed against SICOR with respect to this matter, SICOR has a reserve of approximately $2.5 million at June 30, 1997, which represents management's best estimate of product rework costs, attorneys' costs and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

     In the second quarter of 1997, Gensia Laboratories was sued for patent infringement in the United States District Court for the Central District of California, Research Corporation Technologies, Inc. and Bristol Myers Squibb
               ----------------------------------------------------------------
   Co. v. Gensia Laboratories, Ltd., Civil Action No. 97-3992 TJH (Rcx), based
   --------------------------------------------------------------------
   upon Gensia Laboratories' submission to the FDA seeking approval to market a generic injectable Cisplatin product. In this action, Gensia Laboratories has been accused of infringing a patent relating to therapeutic compositions of Cisplatin. Cisplatin is a drug under development at Gensia Laboratories, and there have been no commercial sales of Cisplatin by Gensia Laboratories to date. The filing of this lawsuit has the immediate effect of delaying the effective date of any FDA approval for Gensia Laboratories' generic Cisplatin product for injection until at least November 1999.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


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

                               GENSIA SICOR INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Gensia Sicor has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1997. For the period from its inception to June 30, 1997, the Company has incurred a cumulative net loss of $312.7 million.

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

RESULTS OF OPERATIONS

   The Company reported a net loss of $10.4 million, or $.14 per common share (after dividends on preferred stock of $1.5 million) in the second quarter ended June 30, 1997 compared to a net loss of $13.8 million, or $.38 per common share (after undeclared and unpaid dividends on preferred stock of $1.5 million) in the second quarter of 1996. The 1997 second quarter includes the three month results of Rakepoll Holding. The Company reported a net loss of $50.6 million, or $.74 per common share (after dividends of preferred stock of $3.0 million), for the six months ended June 30, 1997 compared to a net loss of $26.6 million, or $.74 per common share (after undeclared and unpaid dividends on preferred stock of $3.0 million), for the six months ended June 30, 1996. The results for the first six months of 1997 include the results of operations for Rakepoll Holding from February 28, 1997, the date of its acquisition. Results for the first six months of 1997 include purchase accounting adjustments as follows: (i) a $29.2 million write-off of in-process research and development; (ii) a $3.8 million charge to cost of sales for the write-up of purchased inventory; and
(iii) a $1.6 million charge for the amortization of goodwill and intangibles.

   Product sales in the second quarter of 1997 increased to $39.4 million from $12.8 million in the second quarter of 1996. Product sales in the first six months of 1997 increased to $59.2 million from $25.7 million in the same period of 1996. The increase in product sales for the three and six months ended June 30, 1997 is attributable to the inclusion of the sales reported by Rakepoll Holding as well as increased sales at Gensia Laboratories and increased sales of the Laryngeal Mask Airway ("LMA"), Brevibloc, and GenESA. Cost of sales associated with product sales was $28.1 million for the second quarter of 1997 and $9.9 million for the second quarter of 1996. Gross margins increased 23% in the second quarter of 1996 to 29% in the same period in 1997. The current quarter includes a purchase accounting charge of $2.6 million to increase cost of sales associated with the write-up of inventory at the Rakepoll Holding companies. Cost of sales for the first six months of 1997 were $44.5 million compared to $18.3 million in the same period of 1996. The gross margin for the three and six months of 1997 increased compared to the same periods of 1996 primarily due to the inclusion of the results of Rakepoll Holding. The gross margins for three and six months of 1997 were negatively impacted by increases in cost of sales of $2.6 million and $3.8 million, respectively, for Rakepoll Holding products resulting from the write-up of inventory associated with the acquisition. The Company expects product sales to continue to grow in the second half 1997, primarily as a result of the acquisition of Rakepoll Holding on February 28, 1997, and sales of new injectable products if approved by the U.S. Food and Drug Administration ("FDA") and other regulatory agencies. There can be no assurance that Gensia Sicor will be able to achieve growth from new product sales. In the second quarter of 1997, the FDA advised Gensia Sicor that the GenESA System is approvable for use in conjunction with radionuclide perfusion imaging and echocardiography for patients unable to exercise adequately. The Company anticipates launching the product through its Gensia Automedics subsidiary in the third quarter of 1997.

   In the second quarter of 1997, contract research and license fees were $1.8 million from research collaborations with Pfizer, Inc. and Sankyo compared to contract and license fees of $800,000 in the second quarter of 1996, which included contract collaborations from Pfizer, Inc. only. Contract research and license fees for the first six months of 1997 were $4.4 million compared to $800,000 in the same period of 1996. The increase is attributable to the inclusion of the Sankyo contract research and license fee for the second quarter of 1997 and an up-front non-refundable commitment received from Sankyo of $1.4 million under the provisions of a Letter of Intent signed in March 1997. The Company is pursuing additional collaborations which would fund a portion of Gensia's basic research and development efforts; however, there can be no assurance that any such agreements will be reached.

   Research and development expenses in the second quarter of 1997 decreased to $6.7 million from $8.8 million in the 1996 second quarter. Research and development expenses for the first six months of 1997 decreased to $12.6 million from $17.0 million for the same period of 1996. The decreases are due to the reduction of expenses for the Geomatrix nifedipine program as a result of a restructuring of an agreement with Jago Pharma AG and Boehringer Mannheim Corporation and due to expense reduction programs offset in part by the inclusion of research and development expenses from the Rakepoll Holding companies which were not included in the earlier period results.

   Selling, general and administrative expenses in the second quarter of 1997 increased to $10.9 million from $7.8 million in the second quarter of 1996. Selling, general and administrative expenses for the first six months of 1997 increased to $20.0 million from $15.7 million in the same period of 1996. The increases in expenses for the three and six months of 1997 are mainly due to the inclusion of Rakepoll Holding's selling, general and administrative expenses. Selling, general and administrative expenses are expected to continue to grow as the Company increases sales and marketing activities to support the GenESA System product launch as well as future multi-source product launch expenses. The amount of any such growth will depend, in part, upon the Company's success in gaining U.S. regulatory approval for additional multisource injectable drugs. Expenses are also expected to grow as Gensia Sicor continues to integrate the Rakepoll Holding business.

   The Company had interest and other expenses of $1.0 million in the second quarter of 1997 compared to interest and other income of $0.5 million in the second quarter of 1996. Interest and other expenses for the six months of 1997 were $0.5 million compared to interest and other income of $0.9 million in the same period of 1996. The increases in interest and other expenses are mainly due to the inclusion of Rakepoll Holding and decrease in interest income due to lower average cash and investment balances in 1997.

   In the three and six months of 1997, the Company recorded amortization expense of $1.2 million and $1.6 million, respectively, related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding.

   Income tax expense in the second quarter of 1997 increased to $2.2 million from zero in the second quarter of 1996. Income tax expense for the first six months of 1997 increased to $2.8 million from zero for the same period of 1996. The increases for the 1997 periods are attributable to the inclusion of Rakepoll Holding's profitable operations in Italy and Mexico. Although the Company reported a net loss for the first six month's of 1997, any taxable losses generated by the U.S. entities cannot be utilized to reduce taxable income reported by the foreign entities.

   The Company is party to a number of agreements with Gensia Clinical Partners related to the GenESA System technology. Pursuant to these agreements, the Company is required to make a milestone payment of approximately $5 million payable in cash or Gensia Sicor Common Stock within a specified time after approval of the GenESA System by the FDA.

                               GENSIA SICOR INC.


LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1997, the Company had cash, cash equivalents and short-term investments of $29.6 million. In early May 1997, the Company completed an agreement to privately place $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of net worth and various financial ratios. In addition, the parties entered into a Registration Rights Agreement under which the Company would not be required to register the shares of Common Stock into which the notes are convertible prior to August 28, 1998.

   Gensia Sicor expects to incur additional costs, including the cost of increased sales and marketing activities to support product launches and increased emphasis on overall commercial activities. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity in the acquired Rakepoll Holding businesses. Increased spending will also be required to integrate the Gensia and Rakepoll Holding businesses. Any difficulties experienced in integrating the operations of the companies successfully could have a material adverse effect on the business and results of operations of the combined company. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including the successful integration of the Gensia Sicor companies, improvements in the sales and profitability of SICOR, Lemery, and Gensia Laboratories, the approval and successful marketing of new products at GLL in the U.S., the Company's ability to obtain approval and market injectable products in the international market, and the Company's ability to market the GenESA System in the U.S. if final regulatory approval is received from the FDA. Gensia Laboratories has undertaken a significant capital expenditure program beginning 1996 and continuing in 1997 related to the development of an oncology manufacturing facility which should be ready for operations in the fourth quarter of 1997. The Company has commitments to finance this expansion largely through lease or debt financing secured against certain assets of Gensia Laboratories. There can be no assurance such financing will remain available on acceptable terms, if at all.

   In the second quarter of 1997, the FDA advised Gensia Sicor that the GenESA System is approvable for use in conjunction with radionuclide perfusion imaging and echocardiography for patients unable to exercise adequately. The Company expects to receive final approval from the FDA to market the GenESA System in the third quarter of 1997 and to launch the product through its Gensia Automedics, Inc. subsidiary. Within sixty days of receiving final FDA approval, Gensia Sicor is required to make a milestone payment of approximately $5 million payable in cash or stock to the limited partners of Gensia Clinical Partners, Ltd., which owns certain rights to the GenESA System technology. In addition, under a development and supply agreement between the Company and Protocol Systems, Inc., the Company has been obligated to make minimum purchases following the approval of the GenESA System in Europe. Upon final approval of the FDA to market the GenESA System in the U.S., the minimum quantities increase under the agreement and aggregate to approximately $2.3 million in 1997, $3.8 million in 1998, $6.0 million in 1999 and $5.9 million in 2000. There is no assurance that any such purchase commitment can be achieved or that final approval to market the GenESA System will be received by the FDA.

   As part of the Gensia Sicor restructuring, Gensia is planning to transfer its licensed and proprietary medical products, including the LMA, the GenESA System, Brevibloc, and the Feedback Controlled Heparin System ("FCHS") into Gensia Automedics, Inc. This new company's mission would be to become a profitable developer and marketer of innovative medical products for the acute care market. Gensia Automedics' technology focus would be on developing products which use closed-loop drug delivery. Gensia Sicor is seeking to obtain external financing for this company.

   In June 1997, the Company's wholly owned subsidiary, SICOR, entered into a Mid-Term Financing Contract with Interbanca SpA in the amount of Lit. 15,000,000,000 (fifteen billion Italian lira) or approximately $8.3 million. Under the terms of the agreement, the funds shall be used for the construction and improvement of facilities and the purchase of equipment. SICOR will make payments of interest only through March 15, 1999. Commencing on September 15, 1999, SICOR will make principal and interest payments through March 15, 2005. Interest will be computed and will be adjusted on a quarterly basis to equal a rate based upon the London Interbank Offered Rate ("LIBOR"). The loan is secured by certain real estate and other assets of SICOR and guaranteed by Rakepoll Holding. At June 30, 1997, there were no borrowings under this contract.

   The Company's current operating plan includes funding its basic research activities primarily through collaborations with other pharmaceutical companies. The Company is currently receiving contract research revenues through its research collaboration with Pfizer, Inc. In April 1997, the Company entered into an agreement with Sankyo pursuant to which Sankyo will provide basic research funding to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes for a period of at least three years, and may provide payments for attainment of certain preclinical and clinical milestones and royalty payments from commercial sales of any successfully developed product. Subject to certain consents an availability of funding, Gensia Sicor plans to transfer certain of its San Diego based pharmaceutical research and development programs into its newly created Metabasis Therapeutics, Inc. subsidiary and spin off such subsidiary to its shareholders. To the extent the Company is unable to spin off Metabasis Therapeutics, Inc. and is unable to fund its research activities through its collaborations with Sankyo and Pfizer, the Company plans to reduce its research expense to the level necessary to fulfill its obligations under the Pfizer and Sankyo agreements. There can be no assurance that the Company's product development efforts with Pfizer and Sankyo will be successful or that Pfizer and or Sankyo will not terminate their respective collaborations before any such milestones are achieved or that Gensia Sicor will be able to obtain the consents and financing necessary to spin off Metabasis Therapeutics, Inc. to shareholders.

   The Company anticipates that its current capital resources, commitments from third parties, including the funds received in May 1997 from issuance of convertible notes and warrants in exchange for $20 million, and efforts to reduce overall costs and expenses and working capital requirements will enable it to maintain its current and planned operations through at least 1997. The Company will continue to pursue debt and lease financing for its capital needs. In addition, as the Company has indicated, it may seek equity funds to finance its subsidiaries Gensia Automedics, Inc. and Metabasis Therapeutics, Inc. There can be no assurance that any such financings will be available on acceptable terms, if at all.


                               GENSIA SICOR INC.

   Significant changes in operating assets and liabilities during the first six months of 1997, excluding the net assets acquired from the Rakepoll Holding acquisition, included a $4.4 million decrease in prepaid expenses and other assets, a $3.3 million increase in accounts receivable, a $2.8 million decrease in other accrued liabilities and a $2.0 million increase in inventories. Other significant cash flows in the first six months of 1997 included $8.9 million for the transaction costs associated with the acquisition of Rakepoll Holding as of February 28, 1997, net of cash acquired of $2.2 million, $19.0 million received from the issuance of $20 million in convertible notes and warrants, $23.6 million received from the issuance of common stock and warrants, primarily as a result of a private placement of 4.2 million shares of Gensia Common Stock in March 1997 and $11.7 million expended on property and equipment.

   The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At June 30, 1997, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                               GENSIA SICOR INC.


                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

   In the second quarter of 1997, Gensia Laboratories was sued for patent infringement in the United States District Court for the Central District of California, Research Corporation Technologies, Inc. and Bristol Myers Squibb Co.
--------------------------------------------------------------------------------
v. Gensia Laboratories, Ltd., Civil Action No. 97-3992 TJH (Rcx), based upon
----------------------------------------------------------------
Gensia Laboratories' submission to the FDA seeking approval to market a generic injectable Cisplatin product. In this action, Gensia Laboratories has been accused of infringing a patent relating to therapeutic compositions of Cisplatin. Cisplatin is a drug under development at Gensia Laboratories, and there have been no commercial sales of Cisplatin by Gensia Laboratories to date. The filing of this lawsuit has the immediate effect of delaying the effective date of any FDA approval for Gensia Laboratories' generic Cisplatin product for injection until at least November 1999.

ITEM 2:  CHANGES IN SECURITIES

   On May 16, 1997, the Company issued $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The Company issued these securities pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         Exhibit
         Number          Description of Document
         ------          -----------------------
         3(i) Restated Certificate of Incorporation of the Company, as amended by Certificate of Designation of Series A Convertible Preferred Stock.

         4.1 Amendment No. 3, dated May 19, 1997, to the Shareholder's Agreement, dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between the Company and Rakepoll Finance N.V.

         4.2 Securities Purchase Agreement, dated May 1, 1997, by and between the Company and HCCP.

         4.3 Registration Rights Agreement, dated May 19, 1997, by and between the Company and HCCP.

         4.4 Form of 2.675% Subordinated Convertible Notes due May 1, 2004, issued to certain affiliates of HCCP.

         4.5 Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP.

         10.1(1)(+) Cyclosporine Amended and Restated Supply and License
                    Agreement, dated as of March 31, 1997, between and among the Company, Alco Chemicals, Ltd., Vinchem, Inc. and Sangstat

                    Medical Corporation.

         10.2 Agreement, dated as of April 15, 1997, by and between Sicor de Mexico S.A. de C.V. and Alco Chemicals, Ltd.

         10.3(+) Agreement, dated as of April 15, 1997, by and between GenChem Pharma, Ltd. and Alco Chemicals, Ltd.

         10.4 Agreement, dated as of January 1, 1997, by and between SICOR and Alco Chemicals, Ltd.

         27.1       Financial Data Schedule

__________________

                               GENSIA SICOR INC.


         (1) Incorporated by reference to the Exhibit 10.24 of Sangstat Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-22890).

         (+) Confidential treatment has been requested for certain portions of these agreements.


   (b)   Reports on Form 8-K during the second quarter

         None

                               GENSIA SICOR INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENSIA SICOR INC.



Date:   August 14, 1997             By:  /s/ David F. Hale
                                         -------------------------------------
                                         David F. Hale
                                         President and Chief Executive Officer


Date:   August 14, 1997             By:  /s/ John W. Sayward
                                         -------------------------------------
                                         John W. Sayward
                                         Vice President, Finance,
                                         Chief Financial Officer
                                         and Treasurer