Form 10-Q/A
period 1997-06-30
GENSIA SICOR INC
filed 1997-09-16
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q/A

                         AMENDMENT NO. 1 TO FORM 10-Q

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
           Class                               Outstanding at June 30, 1997

                               GENSIA SICOR INC.

                                     INDEX

PART I:    FINANCIAL INFORMATION

Item 1:    Financial Statements                                        PAGE
           --------------------
           Consolidated Balance Sheets at June 30, 1997 and
           December 31, 1996                                              3

           Consolidated Statements of Operations for the three
           and six months ended June 30, 1997 and 1996                    4

           Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996                            5

           Notes to Consolidated Financial Statements                     6

SIGNATURES                                                                9

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

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             Three months ended             Six  months ended
                                                                   June 30,                      June 30,
                                                          ------------------------        ----------------------
                                                            1997            1996            1997          1996
                                                          --------        --------        --------      --------
Revenues:
   Product sales                                          $ 39,401        $ 12,785        $ 59,206      $ 25,679
   Contract research and license fees                        1,847             792           4,410           792
                                                          --------        --------        --------      --------
         Total revenues                                     41,248          13,577          63,616        26,471

Costs and expenses:
   Cost of sales                                            28,090           9,853          44,547        18,324
   Research and development                                  6,667           8,762          12,581        16,959
   Selling, general and administrative                      10,906           7,792          19,990        15,719
   Amortization expense                                      1,237              --           1,645            --
   Interest and other, net                                   1,032            (535)            473          (940)
   Acquisition of in-process research and development           --              --          29,200            --
                                                          --------        --------        --------      --------
         Total costs and expenses                           47,932          25,872         108,436        50,062
                                                          --------        --------        --------      --------

Net loss before income taxes                                (6,684)        (12,295)        (44,820)      (23,591)
Provision for income taxes                                  (2,166)             --          (2,793)           --
                                                          --------        --------        --------      --------
Net loss                                                    (8,850)        (12,295)        (47,613)      (23,591)

Dividends on preferred stock                                (1,504)         (1,504)         (2,992)       (2,992)
                                                          --------        --------        --------      --------
Net loss applicable to common shares                      $(10,354)       $(13,799)       $(50,605)     $(26,583)
                                                          ========        ========        ========      ========

Net loss per common share                                    $(.14)          $(.38)          $(.74)        $(.74)
                                                          ========        ========        ========      ========

Shares used in computing per share amounts                  74,395          36,208          67,931        35,833
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

     The purchase price allocation of the acquisition as reflected in the accompanying financial statements does not reflect the allocation of deferred income taxes. Management expects to complete such allocation in the third quarter of 1997, and believes that the final allocation will not have a material impact on the Company's net loss through June 30, 1997. Based on the purchase price of $157.7 million, the preliminary allocation of the acquisition cost is as follows (in thousands):

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
                                                  ========

     The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the fair value of identified assets and liabilities, in the amount of $50.4 million was recorded as goodwill and is being amortized over its estimated life. The value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes. The following unaudited proforma data reflects the combined results of operations of the Company and Rakepoll Holding as if the acquisition had occurred on January 1, 1997 and 1996 (in thousands):

                                                   June 30,
                                            1997             1996
                                          --------         --------
                Total revenues            $ 76,855         $ 63,370
                Net loss after preferred
                 stock dividends           (53,175)         (56,101)
                Net loss per share        $  (0.73)        $  (0.86)

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

                               GENSIA SICOR INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GENSIA SICOR INC.



Date: September 16, 1997            By:  /s/ David F. Hale
                                         -------------------------------------
                                         David F. Hale
                                         President and Chief Executive Officer


Date: September 16, 1997            By:  /s/ John W. Sayward
                                         -------------------------------------
                                         John W. Sayward
                                         Vice President, Finance,
                                         Chief Financial Officer
                                         and Treasurer