Form 10-Q
period 1997-09-30
GENSIA SICOR INC
filed 1997-11-14
CIK 807873

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Quarter ended September 30, 1997.

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________.

Commission File No. 0-18549
                    -------

                               GENSIA SICOR INC.

                            (Formerly Gensia, Inc.)
                        -------------------------------
                         (Exact name of registrant as
                           specified in its charter)

          Delaware                                          33-0176647
   ----------------------                               ------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                            9360 Towne Centre Drive
                         San Diego, California  92121
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

                           YES    X       NO
                                -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock $.01 par value                           74,760,274
---------------------------                  ---------------------------------
         Class                               Outstanding at September 30, 1997

                                     INDEX

                                                                            PAGE
PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements
          --------------------

          Consolidated Balance Sheets at September 30, 1997 and
          December 31, 1996                                                   3

          Consolidated Statements of Operations for the three
          and nine months ended September 30, 1997 and 1996                   4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1997 and 1996                            5

          Notes to Consolidated Financial Statements                          6

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Results of Operations - for the three and nine months ended
          September 30, 1997 and 1996                                         9

          Liquidity and Capital Resources                                    11

PART II   OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders                14

Item 6:   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16


                               GENSIA SICOR INC.
                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                                 September 30,         December 31,
                                                                      1997                 1996
                                                                 -------------         ------------
                                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                                         $  23,292             $  16,271
 Short-term investments                                                1,997                 5,096
 Accounts receivable                                                  38,820                 5,038
 Inventories                                                          46,109                16,999
 Other current assets                                                  7,528                 2,316
                                                                   ---------             ---------
    Total current assets                                             117,746                45,720

Property and equipment, net                                           78,070                33,657
Other noncurrent assets                                                9,627                 8,148
Intangibles, net                                                      58,106                 2,025
Goodwill, net                                                         68,236                   --
                                                                   ---------             ---------
                                                                   $ 331,785             $  89,550
                                                                   =========             =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $  39,567             $  11,138
 Accrued payroll and related expenses                                  3,470                 3,057
 Other accrued liabilities                                            18,724                 4,924
 Current portion of deferred revenue                                   2,479                 1,771
 Short-term borrowings                                                24,633                   --
 Current maturities of long-term obligations                           3,092                    76
                                                                   ---------             ---------
    Total current liabilities                                         91,965                20,966

Other long-term liabilities                                            4,128                   --
Deferred revenue, less current portion                                   726                   500
Long-term obligations, less current maturities                        36,635                    85
Deferred taxes                                                        19,657                   --

Contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized,
    1,600,000 issued and outstanding, liquidation preference of
    $80,000,000.                                                          16                    16
 Common stock, $.01 par value, 125,000,000 shares authorized,
    74,760,274 and 39,657,982 shares issued and outstanding
    at September 30, 1997 and December 31, 1996, respectively            748                   396
 Additional paid-in capital                                          499,628               332,778
 Accumulated deficit                                                (321,311)             (265,136)
 Unearned compensation                                                   --                    (55)
 Foreign currency translation adjustment                                (407)                  --
                                                                   ---------             ---------
    Total stockholders' equity                                       178,674                67,999
                                                                   ---------             ---------
                                                                   $ 331,785             $  89,550
                                                                   =========             =========

                            See accompanying notes.

                              GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          Three months ended               Nine  months ended
                                                             September 30,                    September 30,
                                                       ------------------------         ------------------------
                                                         1997            1996             1997            1996
                                                       --------        --------         --------        --------
Revenues:
 Product sales                                         $ 39,222        $ 13,699         $ 98,428        $ 39,379
 Contract research and license fees                       2,232           1,688            6,642           2,479
                                                       --------        --------         --------        --------
    Total revenues                                       41,454          15,387          105,070          41,858

Costs and expenses:
 Cost of sales                                           26,097          10,922           70,644          29,247
 Research and development                                 6,471           7,797           19,052          24,756
 Selling, general and administrative                     12,016           7,944           32,006          23,663
 Amortization expense                                     1,349             --             2,994             --
 Interest and other, net                                    692            (212)           1,165          (1,152)
 Restructuring charge                                     3,184             --             3,184             --
 Acquisition of in-process research and development         --              --            29,200             --
                                                       --------        --------         --------        --------
    Total costs and expenses                             49,809          26,451          158,245          76,514
                                                       --------        --------         --------        --------
Net loss before income taxes                             (8,355)        (11,064)         (53,175)        (34,656)
Provision for income taxes                                 (207)            --            (3,000)            --
                                                       --------        --------         --------        --------
Net loss                                                 (8,562)        (11,064)         (56,175)        (34,656)
Dividends on preferred stock                             (1,504)         (1,504)          (4,496)         (4,496)
                                                       --------        --------         --------        --------
Net loss applicable to common shares                   $(10,066)       $(12,568)        $(60,671)       $(39,152)
                                                       ========        ========         ========        ========
Net loss per common share                              $   (.13)       $   (.34)        $   (.86)       $  (1.08)
                                                       ========        ========         ========        ========
Shares used in computing per share amounts               74,567          36,915           70,167          36,196
                                                       ========        ========         ========        ========

                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                              Nine months ended September 30,
                                                                            ----------------------------------
                                                                               1997                    1996
                                                                            ----------              ----------
Cash flows from operating activities:
 Net loss                                                                   $ (56,175)              $ (34,656)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization of property and equipment                    6,773                   2,812
     Amortization of intangibles and goodwill                                   2,993                     --
     Amortization of licenses and other                                           657                     225
     Amortization of unearned compensation                                         56                     880
     (Gain) loss on disposal of property and equipment                            (19)                    262
     Deferred income tax                                                       (1,136)                    --
     Charge for acquired in-process research and
       development                                                             29,200                     --
     Inventory purchase price allocation adjustment                             4,244                     --
     Change in operating assets and liabilities, net of effects of the acquisition of Rakepoll Holding:
         Accounts receivable                                                   (7,315)                  2,306
         Inventories                                                            1,528                  (1,787)
         Prepaid expenses and other assets                                      5,069                   1,031
         Accounts payable                                                         254                    (908)
         Accrued research and development costs                                   --                     (409)
         Accrued payroll and related expenses                                    (205)                    470
         Other accrued liabilities                                              3,886                  (1,293)
         Deferred revenue                                                         934                   2,375
                                                                            ---------               ---------
Net cash used in operating activities                                          (9,256)                (28,692)
Cash flows from investing activities:
  Acquisition of Rakepoll Holding, net of $2,232 cash acquired                 (9,129)                    --
  Proceeds from short-term investments                                         16,750                 171,321
  Purchases of short-term investments                                         (13,651)               (168,716)
  Purchase of property and equipment                                          (17,274)                 (8,213)
  Acquisition of intangible asset                                              (5,602)                    --
  Proceeds from sale of property and equipment                                    145                     --
  Notes receivable from officers and employees                                    173                     108
                                                                            ---------               ---------
Net cash used in investing activities                                         (28,588)                 (5,500)
Cash flows from financing activities:
  Payments of preferred stock dividends                                        (4,496)                 (1,504)
  Issuance of common stock and warrants, net                                   25,082                   6,625
  Change in short-term borrowings                                               4,124                     --
  Issuance of long-term obligations                                            26,894                     206
  Principal payments on long-term obligations                                  (2,126)                   (362)
  Discount on long-term obligations                                            (3,571)                    --
  Debt issue costs                                                               (931)                    --
                                                                            ---------               ---------
Net cash provided by financing activities                                      44,976                   4,965
                                                                            ---------               ---------
Effect of exchange rate changes on cash                                          (111)                    --
                                                                            ---------               ---------
Increase (decrease) in cash and cash equivalents                                7,021                 (29,227)
Cash and cash equivalents at beginning of period                               16,271                  47,421
                                                                            ---------               ---------
Cash and cash equivalents at end of period                                  $  23,292               $  18,194
                                                                            =========               =========
Supplemental schedule of noncash investing activities:
Common stock issued to acquire net assets of Rakepoll Holding:
  Fair value of assets acquired, other than cash                             $207,578              $      --
  Liabilities assumed                                                          81,034                     --

                            See accompanying notes.

                              GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   ORGANIZATION

     Gensia Sicor Inc, formerly known as Gensia, Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("SICOR") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A. de C.V. (formerly Sintesis Lerma, S.A. de C.V.) ("Sicor de Mexico"). Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of pharmaceutical products for the worldwide oncology and injectable pharmaceutical markets. The Company also has a proprietary medical products group focused on the Laryngeal Mask Airway and the GenESA System and a basic research group focused on pain, inflammation, diabetes and cardiovascular disease. The newly combined company is currently headquartered in San Diego, California but will be relocated to Irvine, California in December 1997 (See Restructuring Charge).

   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its nine wholly-owned subsidiaries: Rakepoll Holding B.V., Gensia Laboratories, Ltd., Gensia Automedics, Inc., Gensia Automedics Limited, Gensia GmbH, Aramed, Inc., Gensia Development Corporation, Genchem Pharma Ltd. and Metabasis Therapeutics, Inc. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheet at September 30, 1997 includes the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the nine months ended September 30, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition), through September 30, 1997, only.

     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and nine-month periods ended September 30, 1997 and 1996 have been made. The results of operations for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997

   RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the classifications used in 1997.

2. RAKEPOLL HOLDING ACQUISITION

     On February 28, 1997, after shareholder approval, Gensia Sicor acquired all of the outstanding shares of capital stock of Rakepoll Holding from Rakepoll Finance in exchange for 29,500,000 shares of the Company's Common Stock and $100,000. The acquisition was accounted for using the purchase method. The total purchase price was $158.0 million, which was comprised of the fair value of Common Stock issued of $146.6 million, acquisition costs of $11.3 million, and a cash payment of $100,000.

     Based on the purchase price of $158.0 million, allocation of the total acquisition cost is as follows (in thousands):

                 Net tangible assets                        $ 30,367
                 Developed technology                         45,000
                 Other intangibles                             6,870
                 In-process research and development          29,200
                 Deferred income tax                         (22,793)
                 Goodwill                                     69,331
                                                            --------
                 Total                                      $157,975
                                                            ========

     In the third quarter of 1997, the Company finalized its identification of purchase price allocation including the recognition of deferred income taxes related to the difference between assigned values of assets acquired and their basis for income tax purposes. This resulted in recording a deferred income tax liability of $22.8 million with a corresponding increase to goodwill. Income tax expense for the third quarter 1997 reflects a benefit of $0.6 million relating to the third quarter 1997 combined with a benefit of $0.5 million that was applicable to the second quarter 1997.

     The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the fair value of identified assets and liabilities of $46.5 million and the deferred income tax liability of $22.8 million were recorded as goodwill which is being amortized over its estimated life. The value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes. The following unaudited proforma data reflects the combined results of operations of the Company and Rakepoll Holding as if the acquisition had occurred on January 1, 1997 and 1996 (in thousands):


                                                                 September 30,
                                                               1997        1996
                                                             --------    --------
                Total revenues                              $118,310    $ 96,649
                Net loss after preferred stock dividends     (61,536)    (63,793)
                Net loss per share                          $   (.84)   $   (.97)


                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1997


3. RESTRUCTURING CHARGE

     In September 1997, the Company announced that it had decided to relocate its corporate staff from San Diego, California to Irvine, California at year-end to improve operating efficiencies and reduce operating costs. The Company's wholly-owned subsidiary, Gensia Laboratories Ltd., currently occupies over 200,000 square feet of manufacturing, warehousing, laboratory and office space in Irvine. In connection with the relocation, the Company has recorded a non-recurring charge of $3.2 million in the third quarter of 1997.

4. CONTINGENCIES

     During 1995, SICOR received claims from certain of its customers in connection with shipments of a contaminated product. While no lawsuits have been filed against SICOR with respect to this matter, SICOR has a reserve of approximately $2.2 million at September 30, 1997, which represents management's best estimate of product rework costs, attorneys' costs and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

     In the second quarter of 1997, Gensia Laboratories was sued for patent infringement in the United States District Court for the Central District of California, Research Corporation Technologies, Inc. and Bristol Myers Squibb Co.
            --------------------------------------------------------------------
v. Gensia Laboratories, Ltd., Civil Action No. 97-3992 TJH (Rcx), based upon
----------------------------------------------------------------
Gensia Laboratories' submission to the FDA seeking approval to market a generic injectable Cisplatin product. In this action, Gensia Laboratories has been accused of infringing a patent relating to therapeutic compositions of Cisplatin. Cisplatin is a drug under development at Gensia Laboratories, and there have been no commercial sales of Cisplatin by Gensia Laboratories to date. The filing of this lawsuit has the immediate effect of delaying the effective date of any FDA approval for Gensia Laboratories' generic Cisplatin product for injection until at least November 1999.

5. NET LOSS PER SHARE

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

                               GENSIA SICOR INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gensia Sicor has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through 1997. For the period from its inception to September 30, 1997, the Company has incurred a cumulative net loss of $321.3 million.

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

RESULTS OF OPERATIONS

     The Company reported a net loss of $10.1 million, or $.13 per common share (after dividends on preferred stock of $1.5 million) in the third quarter ended September 30, 1997 compared to a net loss of $12.6 million, or $.34 per common share (after undeclared and unpaid dividends on preferred stock of $1.5 million) in the third quarter of 1996. The 1997 third quarter includes a restructuring charge of $3.2 million, which has the effect of increasing the net loss for the quarter by $.04 per common share. The Company reported a net loss of $60.7 million, or $.86 per common share (after dividends on preferred stock of $4.5 million), for the nine months ended September 30, 1997 compared to a net loss of $39.2 million, or $1.08 per common share (after preferred stock dividends of $1.5 million paid in September 1996 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends), for the nine months ended September 30, 1996. The results for the first nine months of 1997 include the results of operations for Rakepoll Holding from February 28, 1997, the date of its acquisition. Results for the first nine months of 1997 include purchase accounting adjustments as follows: (i) a $29.2 million write-off of in-process research and development; (ii) a $4.4 million charge to cost of sales for the write-up of purchased inventory and property, plant and equipment; (iii) a $3.0 million charge for the amortization of goodwill and intangibles, and (iv) a $1.1 million credit to income tax expense for recognition of deferred income tax benefits.

     Product sales in the third quarter of 1997 increased to $39.2 million from $13.7 million in the third quarter of 1996. Product sales in the first nine months of 1997 increased to $98.4 million from $39.4 million in the same period of 1996. The increase in product sales for the three and nine months ended September 30, 1997 is attributable to the inclusion of the sales reported by Rakepoll Holding as well as increased sales at Gensia Laboratories and increased sales of the Laryngeal Mask Airway ("LMA"), and Brevibloc. Cost of sales associated with product sales was $26.1 million for the third quarter of 1997 and $10.9 million for the third quarter of 1996. Gross margins from product sales increased from 20% in the third quarter of 1996 to 34% in the same period in 1997. The current quarter includes a purchase accounting charge of $0.6 million to increase cost of sales associated with the write-up of inventory and property, plant and equipment at the Rakepoll Holding companies. Cost of sales for the first nine months of 1997 were $70.6 million compared to $29.2 million in the same period of 1996. The gross margin from product sales for the three and nine months of 1997 increased compared to the same periods of 1996 primarily due to the inclusion of the results of Rakepoll Holding and new product introductions at Gensia Laboratories. The gross margins from product sales for the three and nine months of 1997 were negatively impacted by increases in cost of sales of $0.6 million and $4.4 million, respectively, for Rakepoll Holding products resulting from the write-up of inventory and property, plant and equipment associated with the acquisition. The Company expects product sales to continue to grow in the last quarter of 1997, primarily as a result of increased demand for existing products, and sales of new injectable products if approved by the U.S. Food and Drug Administration ("FDA") and other regulatory agencies.

                              GENSIA SICOR INC.

There can be no assurance that Gensia Sicor will be able to achieve growth from new or existing product sales.

     The Company also received marketing clearance from the FDA during the third quarter of 1997 for the GenESA System for use in the diagnosis of coronary artery disease in conjunction with radionuclide myocardial perfusion imaging (radionuclide imaging) and echocardiography for patients who cannot exercise adequately. The Company launched the product through its Gensia Automedics subsidiary in September 1997. Gensia Laboratories received marketing clearance from the FDA for several multi-source products, including diltiazem and acyclovir for injection, which were launched during the quarter. FDA approval for despmopressin acetate was received in October 1997.

     In the third quarter of 1997, contract research and license fees were $2.2 million from research collaborations with Pfizer, Inc. and Sankyo Co., Ltd. compared to contract and license fees of $1.7 million in the third quarter of 1996, which included contract collaborations with Pfizer, Inc. only and a one-time non-refundable license payment of $0.5 million from Ohmeda. Contract research and license fees for the first nine months of 1997 were $6.6 million compared to $2.5 million in the same period of 1996. The increase is attributable to the inclusion of the Sankyo contract research and license fee and an up-front non-refundable commitment received from Sankyo of $1.4 million under the provisions of a Letter of Intent signed in March 1997. The Company is pursuing additional collaborations which would fund a portion of Gensia Sicor's basic research and development efforts; however, there can be no assurance that any such agreements will be reached.

     Research and development expenses in the third quarter of 1997 decreased to
$6.5 million from $7.8 million in the 1996 third quarter.   Research and
development expenses for the first nine months of 1997 decreased to $19.1 million from $24.8 million for the same period of 1996. The decreases are due to the reduction of expenses for the Geomatrix nifedipine program as a result of restructuring an agreement with Jago Pharma AG and Boehringer Mannheim Corporation and due to expense reduction programs offset in part by the inclusion of research and development expenses from the Rakepoll Holding companies which were not included in the earlier period results.

     Selling, general and administrative expenses in the third quarter of 1997 increased to $12.0 million from $7.9 million in the third quarter of 1996. Selling, general and administrative expenses for the first nine months of 1997 increased to $32.0 million from $23.7 million in the same period of 1996. The increases in expenses for the three and nine months of 1997 are mainly due to the inclusion of Rakepoll Holding's selling, general and administrative expenses and increased legal expenses. Selling, general and administrative expenses are expected to continue to grow as the Company increases sales and marketing activities to support the GenESA System product launch as well as multi-source product launch expenses. The amount of any such growth will depend, in part, upon the Company's success in gaining U.S. regulatory approval for additional multi-source injectable drugs. Expenses are also expected to grow as Gensia Sicor continues to integrate the Rakepoll Holding business.

     In the three and nine months of 1997, the Company recorded amortization expense of $1.3 million and $3.0 million, respectively, related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding.

     The Company had interest and other expenses of $0.7 million in the third quarter of 1997 compared to interest and other income of $0.2 million in the third quarter of 1996. Interest and other expenses for the nine months of 1997 were $1.2 million compared to interest and other income of $1.2 million in the same period of 1996. The increases in interest and other expenses are mainly due to the inclusion of Rakepoll Holding and a decrease in interest income due to lower average cash and investment balances in 1997.

                              GENISA SICOR INC.

     The Company recorded a restructuring charge of $3.2 million in the third quarter of 1997. The charge included expected costs related to the consolidation of the Company's corporate headquarters in San Diego, California to Irvine, California where Gensia Laboratories currently occupies over 200,000 square feet of manufacturing, warehousing, laboratory and office space.

     The Company recorded an income tax expense of $0.2 million in the third quarter of 1997 compared to $0.0 income tax expense in the third quarter of 1996. Income tax expense for the nine months of 1997 increased to $3.0 million from $0.0 expense for the same period in 1996. The increase in income tax expense for the three and nine months of 1997 is attributable to the inclusion of Rakepoll Holding's profitable operations in Italy and Mexico. Although the Company has a net loss for the nine months of 1997 on a consolidated basis, the taxable losses generated by U.S. entities cannot be utilized to offset taxable income from foreign entities.

     The Company is party to a number of agreements with Gensia Clinical Partners related to the GenESA System technology. Pursuant to these agreements, the Company accrued a milestone payment of $5.6 million in the third quarter of 1997 after approval of the GenESA System by the FDA, which was subsequently paid in shares of common stock in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1997, the Company had cash, cash equivalents and short-term investments of $25.3 million. In early May 1997, the Company completed an agreement to privately place $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of net worth and various financial ratios. In addition, the parties entered into a Registration Rights Agreement with respect to the resale of the shares of Common Stock into which the notes are convertible and for which the warrants are exercisable.

     Gensia Sicor expects to incur additional costs, including the cost of sales and marketing activities to support product launches and increased emphasis on overall commercial activities. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity including expansion of facilities in Italy to produce cyclosporine and to complete an oncology product development and manufacturing facility at Gensia Laboratories. Increased spending will also be required to integrate the Gensia and Rakepoll Holding businesses. Any difficulties experienced in integrating the operations of the companies successfully could have a material adverse effect on the business and results of operations of the combined company. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including the successful integration of the Gensia Sicor companies, improvements in the sales and profitability of SICOR, Lemery, and Gensia Laboratories, the approval and successful marketing of new products at Gensia Laboratories in the U.S., the Company's ability to obtain approval and market injectable products in the international market, and the Company's ability to market the GenESA System in the U.S. As mentioned above, Gensia Laboratories undertook a significant capital investment program beginning in 1996 which will continue into 1998 related to the development of an oncology manufacturing facility which should be ready for operations in the fourth quarter of 1997. The Company has commitments to finance this expansion largely through lease and debt financing secured against certain assets of Gensia Laboratories. There can be no assurance such financing will remain available on acceptable terms, if at all.

                               GENSIA SICOR INC.

     In the third quarter of 1997, the Company received final approval from the FDA to market the GenESA System for use in conjunction with radionuclide perfusion imaging and echocardiography for patients unable to exercise adequately. The Company launched the product in September 1997 through its Gensia Automedics, Inc. subsidiary. Pursuant to the agreement with Gensia Clinical Partners, L.P., which owns certain rights to the GenESA System technology, Gensia Sicor made a milestone payment of approximately $5.6 million in stock to the limited partners of Gensia Clinical Partners, L.P., following FDA approval of the GenESA System. In addition, under a development and supply agreement between the Company and Protocol Systems, Inc., the Company is obligated to make minimum purchases of the GenESA System which aggregate to approximately $2.3 million in 1997, $3.8 million in 1998, $6.0 million in 1999 and $5.9 million in 2000. There are no assurances that any such purchase commitment can be achieved or that the Company can sell the products it is obligated to purchase.

     As part of the Gensia Sicor restructuring, Gensia is planning to transfer its licensed and proprietary medical products, the GenESA System, Brevibloc, and the Feedback Controlled Heparin System ("FCHS") into Gensia Automedics, Inc. The mission of Gensia Automedics will be to become a profitable developer and marketer of innovative medical products for the acute care market. Gensia Automedics' technology focus would be on developing products which use closed-loop drug delivery. Gensia Sicor is seeking to obtain external financing for this company. There is no assurance that any such financing can be obtained. The Company's distribution agreement with Laryngeal Mask Company, Ltd. ends on December 31, 1997. The Company is negotiating to continue to distribute the LMA through its subsidiary, Gensia Automedics; however there can be no assurance that the Company will be able to enter into an agreement to distribute the LMA on favorable terms, if at all.

     In June 1997, the Company's wholly owned subsidiary, SICOR, entered into a Mid-Term Financing Contract with Interbanca SpA in the amount of Lit. 15,000,000,000 (fifteen billion Italian lira) or approximately $8.3 million. Under the terms of the agreement, the funds are to be used for the construction and improvement of SICOR facilities and the purchase of equipment. SICOR will make payments of interest only through March 15, 1999. Commencing on September 15, 1999, SICOR will make principal and interest payments through March 15, 2005. Interest is computed and is adjusted on a quarterly basis to equal a rate based upon the London Interbank Offered Rate ("LIBOR"). The loan is secured by certain real estate and other assets of SICOR and guaranteed by Rakepoll Holding. At September 30, 1997, there was approximately $3.5 million in borrowings outstanding under the contract.

     Gensia Sicor is conducting basic research programs at its facilities in San Diego. The Company's current operating plan includes funding its basic research activities primarily through collaborations with other pharmaceutical companies. The Company is receiving contract research revenues through its collaboration with Pfizer, Inc. for the research and development of drugs for the treatment of acute and chronic pain. In April 1997, the Company entered into an agreement with Sankyo pursuant to which Sankyo is providing basic research funding to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes and may provide payments upon the attainment of certain preclinical and clinical milestones and royalty payments from commercial sales of any successfully developed product.

     Subject to certain consents and the availability of funding, Gensia Sicor plans to transfer these basic research and development programs, as well as certain other basic research activities, into its newly created Metabasis Therapeutics, Inc. subsidiary and spin off such subsidiary to its shareholders. To the extent the Company is unable to spin off Metabasis Therapeutics, Inc. and is unable to fund its research activities through its collaborations with Sankyo and Pfizer, the Company plans to reduce its research expense to the level necessary to fulfill its obligations under the Pfizer and Sankyo agreements. There can be no assurance that the Company's product development efforts with Pfizer and Sankyo will be successful or that Pfizer and or Sankyo will not terminate their respective collaborations before any such milestones are achieved or that Gensia Sicor will be able to obtain the consents and financing necessary to spin off Metabasis Therapeutics, Inc. to shareholders.

                              GENSIA SICOR INC.

     The Company anticipates that its current capital resources, commitments from third parties, and efforts to reduce overall costs and expenses and working capital requirements will enable it to maintain its current and planned operations through 1997. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading provider of fully-integrated injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will pursue equity, debt, and lease financing, or a combination of these, for its capital needs. In addition, as the Company has indicated, it may seek equity funds to finance its subsidiaries Gensia Automedics, Inc. and Metabasis Therapeutics, Inc. There can be no assurance that any such financings will be available on acceptable terms, if at all.

     Significant changes in operating assets and liabilities during the first nine months of 1997, excluding the net assets acquired from the Rakepoll Holding acquisition, included a $7.3 million increase in accounts receivable, a $5.1 million decrease in prepaid expenses and other assets, a $3.9 million increase in other accrued liabilities and a $1.5 million decrease in inventories. Other significant cash flows in the first nine months of 1997 included $11.3 million for the transaction costs associated with the acquisition of Rakepoll Holding as of February 28, 1997, net of cash acquired of $2.2 million, $19.0 million in net proceeds received from the issuance of $20 million in convertible notes and warrants, $25.1 million in net proceeds received from the issuance of common stock and warrants, primarily as a result of a private placement of 4.2 million shares of Gensia Sicor Common Stock in March 1997, and $17.3 million expended on property and equipment.

     The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At September 30, 1997, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                               GENSIA SICOR INC.

                          PART II - OTHER INFORMATION


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 9, 1997, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting:

1.   The following three class II directors were elected:

     a. 61,816,745 shares were voted in favor of Carlos A. Ferrer, 144,018 shares withheld their vote and 12,490,755 shares were not voted;

     b. 60,467,885 shares were voted in favor of L. John Wilkerson, Ph.D., 1,492,878 shares withheld their vote and 12,490,755 shares were not voted;

     c. 61,814,780 shares were voted in favor of Carlo Salvi, 145,983 shares withheld their vote and 12,490,755 shares were not voted.

     The following directors continue in office for their existing terms:  James
C. Blair, Ph.D.; Herbert J. Conrad; David F. Hale; Donald E. Panoz; Michael D. Cannon; Patrick D. Walsh.

2. A proposal to amend and restate the Gensia Sicor Inc. Employee Stock Purchase Plan (the "ESPP") was approved. The proposal increased by 100,000 the aggregate number of shares of common stock reserved for issuance under the ESPP.

     61,530,588 shares were voted in favor of the proposal, 318,171 shares were voted against the proposal, 112,004 shares abstained and 12,490,755 shares were not voted or were broker non-votes.

3. A proposal to amend the Gensia Sicor Inc. Amended and Restated 1997 Stock Plan (the "1997 Plan") was approved. The proposal increased by 1,000,000 the aggregate number of shares of common stock reserved for issuance under the 1997 Plan.

     53,404,471 shares were voted in favor of the proposal, 8,472,322 were voted against the proposal, 83,970 abstained and 12,490,755 shares were not voted or were broker non-votes.

4. A proposal to approve the grant to the Chairman of the Board of options to purchase up to 500,000 shares of Common Stock which were granted in connection with his joining the Board.

     57,857,583 shares voted in favor of the proposal, 4,004,098 shares were voted against the proposal, 99,082 shares abstained and 12,490,755 shares were not voted or were broker non-votes.

5. The selection of Ernst and Young LLP as the Company's independent auditors was ratified. 61,853,902 voted in favor of the proposal, 66,858 shares were voted against the proposal, 40,003 shares abstained and 12,490,755 shares were not voted.

                               GENSIA SICOR INC.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number                            Description of Document
-------                           -----------------------
10.1           Factoring agreement, dated September 25, 1997, by and between the Company and Silicon Valley Financial
               Services (a division of Silicon Valley Bank).

27.1           Financial Data Schedule

               ______________

(b)            Reports on Form 8-K during the third quarter

               None


                              GENSIA SICOR INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENSIA SICOR INC.

Date:  November 14, 1997           By: /s/ David F. Hale
                                       ---------------------------------------
                                       David F. Hale
                                       President and Chief Executive Officer


Date:  November 14, 1997           By: /s/ John W. Sayward
                                       ---------------------------------------
                                       John W. Sayward
                                       Vice President, Finance, Chief Financial
                                       Officer and Treasurer