Form 10-K
period 1997-12-31
GENSIA SICOR INC
filed 1998-03-31
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _________________ to ___________________.

        Commission file number 0-18549

                               GENSIA SICOR INC.
                            (Formerly Gensia, Inc)
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                          33-0176647
    ----------------------                              -----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                   19 Hughes
                           Irvine, California  92618
                 ---------------------------------------------
             (Address of principal executive offices and zip code)

                                (714) 455-4700
                         ----------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $.01
                Preferred Stock Purchase Rights, Par Value $.01
                  ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            -----

At March 23, 1998, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $247.0 million, based on the last sale price as reported on the Nasdaq National Market.

At March 23, 1998, there were 79,282,513 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To the extent indicated herein)

The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 15, 1998 is incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS

GENERAL

     Gensia Sicor Inc. (formerly Gensia, Inc.) ("Gensia Sicor" or the "Company") is a vertically integrated pharmaceutical company with expertise in the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty bulk drug substances utilizing synthesis or fermentation. On February 28, 1997 Gensia Sicor completed its acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A. de C.V. ("Sicor de Mexico"). In addition, in December 1997 Sicor purchased a 50% equity interest in Diaspa S.p.A., an Italian company engaged in the manufacture of raw materials used in Sicor's business. Gensia Sicor's company offices are located in Irvine, California.

     Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals") is a wholly owned subsidiary of the Company located in Irvine, California. Prior to the acquisition of Rakepoll Holding, Gensia Sicor Pharmaceuticals was the Company's primary operating unit. Gensia Sicor Pharmaceuticals' business emphasis has been on the development, manufacture and marketing of oncology, anesthesiology and other key multisource injectable pharmaceuticals for the North American market. Gensia Sicor Pharmaceuticals is currently engaged in discussions with other pharmaceutical companies in an effort to expand its product offerings to foreign markets. In addition, Gensia Sicor Pharmaceuticals provides contract manufacturing services to a number of pharmaceutical and biotechnology companies.

     Sicor and Sicor de Mexico produce specialty bulk drug substances. Lemery manufactures oral and injectable finished multisource drug products. The specialty drug substances produced by Sicor and Sicor de Mexico are primarily used in parenteral, topical and inhalation therapy products. Almost all of these products belong to one of three categories: (1) anticancer agents, (2) steroids or (3) non-depolarizing muscle relaxants used in anesthesia. The principal markets for Sicor's and Sicor de Mexico's specialty bulk drug substances are the U.S., Canada, the European Union and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

     Rakepoll Holding created a wholly owned subsidiary called Gensia Sicor de Mexico during the third quarter of 1997. Gensia Sicor de Mexico is a service company with 17 employees located in Mexico that provides administration for Lemery and Sicor de Mexico. This service company enables Lemery and Sicor de Mexico to utilize common administrative services, thus avoiding any duplication of resources.

     Gensia Sicor also conducts basic pharmaceutical research at its San Diego location through its Metabasis Therapeutics, Inc. subsidiary ("Metabasis"). Metabasis' basic research activities are funded primarily through collaborations with other pharmaceutical companies. Metabasis receives contract research revenues through its research collaborations with Pfizer Inc. ("Pfizer") in the area of pain management and with Sankyo Co. Ltd. ("Sankyo") for basic research funding to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. In December 1997, Sankyo made a $7.25 million equity investment in Metabasis for approximately an 8% interest in Metabasis. Gensia Sicor is continuing to pursue plans to establish Metabasis as an independent company. Accomplishing this goal is dependent on obtaining additional financing, certain third party consents and tax considerations.

     In December 1997 the Company divested an 81% interest in Gensia Automedics, Inc. ("Automedics") in order to reduce future operating losses and cash flow requirements associated with this business. In anticipation of this divestiture, Gensia Sicor transferred its licensed and proprietary medical products, including the GenESA(R) System, Brevibloc(R), and the AutoHep(TM) System (previously called the Feedback Controlled Heparin System) to
Automedics in exchange for future royalty and milestone payments, and subordinated preferred shares of Automedics. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics to private investors for $6.0 million, which resulted in decreasing Gensia Sicor's beneficial ownership of Automedics to 19%. Due to the contingent nature of the potential royalty and milestone payments, Gensia Sicor recorded a charge of approximately $11.5 million in the fourth quarter of 1997, including the write-off of approximately $7.3 million of intangible assets related to the products transferred to Automedics. Gensia Sicor has retained potential obligations from agreements that were assigned to Automedics, which obligations could exceed $20 million. In particular, Gensia Sicor assigned its Development and Supply Agreement dated January 26, 1990, as amended, with Protocol Systems, Inc. (the "Protocol Systems Agreement") to Automedics, which is discussed further on Page 28. Gensia Sicor remains liable for these obligations if Automedics does not fulfill these contractual commitments. In addition, while Gensia Sicor has assigned agreements with Gensia Clinical Partners, L.P. to Automedics, if Automedics fails to comply with the provisions of these agreements, including using its best efforts to market the GenESA System and paying royalties on sales of the GenESA System to Gensia Clinical Partners, L.P., the Company remains liable for obligations under these agreements. Further, if Automedics chooses to exercise an option to purchase the limited partnership interests of Gensia Clinical Partners, L.P., Gensia Sicor has agreed to loan to Automedics up to 50% of the aggregate amount of the payments made to exercise such option. This loan could equal approximately $11 million and may be funded in cash or stock. Automedics has agreed to repay Gensia
Sicor within three years of any such funding.

UNITED STATES PHARMACEUTICAL OPERATIONS

GENSIA SICOR PHARMACEUTICALS

     Gensia Sicor Pharmaceuticals has broad capabilities in the formulation, development, marketing and manufacturing of multisource injectable pharmaceuticals. Since 1991 Gensia Sicor Pharmaceuticals has built a sales and marketing infrastructure which covers the major hospital markets in the United States, focusing its sales calls on hospital pharmacies and distributors servicing alternate site providers such as oncology clinics and outpatient surgery centers. As collective purchasing agreements have become increasingly important to healthcare providers as a means to control costs, Gensia Sicor Pharmaceuticals' corporate marketing group has grown and has established relationships with hospital group purchasing organizations, managed care groups and other large healthcare purchasing organizations.

     One area of particular focus for the Company is the development of products for the worldwide oncology market. As a result, Gensia Sicor Pharmaceuticals has undertaken the construction of a manufacturing facility which will be dedicated to the production of oncology drugs. Gensia Sicor Pharmaceuticals began the first pilot manufacturing runs in this facility in the first quarter of 1998. Gensia Sicor Pharmaceuticals has marketing rights in the United States to three oncology products (doxorubicin, etoposide and cisplatin) manufactured in polymer vials by Delta West Pty. Limited, a wholly-owned subsidiary of Pharmacia & Upjohn, Inc. Two of these products, doxorubicin and etoposide, are approved by the United States Food and Drug Administration ("FDA").

     Gensia Sicor Pharmaceuticals is developing additional oncology products for sale in the U.S. through its own sales and marketing group, and outside of the U.S. through distributors and marketing partners. Gensia Sicor does not intend to establish a sales force outside of North America. The Company intends to have Sicor supply the bulk drug substances required for a number of the oncology products under development. Gensia Sicor believes that through its vertical integration of bulk drug substances and finished product manufacturing, it can be one of the lowest cost producers in the multisource oncology market.

     In addition, product development is continuing for multisource injectable drugs in anesthesiology and cardiology as well as other selected areas. Gensia Sicor Pharmaceuticals currently has nine Abbreviated New Drug Applications ("ANDAs") filed with the FDA and has approximately 32 multisource products under development. Gensia Sicor believes that this investment in product development may position Gensia Sicor Pharmaceuticals for growth over the next five years when a number of major injectable drugs will come off-patent. There is no assurance that such growth will occur.

     Gensia Sicor Pharmaceuticals' major injectable pharmaceutical products include atracurium, bumetanide, desmopressin, diltiazem, dipyridamole, doxorubicin, fluphenazine, leucovorin calcium, and tobramycin. Gensia Sicor Pharmaceuticals currently offers approximately 30 multisource pharmaceuticals in its product line.

     Gensia Sicor Pharmaceuticals also has a contract manufacturing business which manufactures sterile injectable products for biotechnology and pharmaceutical companies. Gensia Sicor offers a range of manufacturing services, including production of pilot and commercial quantities of bulk materials, formulation development, and commercial scale manufacturing of finished dosage forms. The contract manufacturing business has experienced growth since 1995 and Gensia Sicor believes additional growth may be attained by expanding its collaborations with biotechnology and pharmaceutical companies. The oncology facility planned for completion in 1998 may also present contract manufacturing opportunities. There is no assurance that such growth will be sustained.

FOREIGN PHARMACEUTICAL OPERATIONS

     In February 1997, the Company acquired three specialty pharmaceutical companies comprised of a company located in Italy, Sicor, and two companies located in Mexico, Sicor de Mexico and Lemery. Sicor and Sicor de Mexico manufacture specialty bulk drug substances. Lemery produces oral and injectable finished multisource drug products (also called finished dosage forms) utilizing specialty bulk drug substances produced by Sicor and Sicor de Mexico or purchased from third parties. In December 1997, Sicor purchased a 50% equity interest in Diaspa, a private Italian pharmaceutical company specializing in bulk fermentation products.

     The specialty bulk drug substances manufactured by Sicor and Sicor de Mexico are used in parenteral, oral, or topical administration, including inhalation therapy, and almost all belong to one of three categories: (i) oncolytic agents, (ii) steroids or (iii) non-depolarizing muscle relaxants. The steroids are either progestins used in contraceptives or corticosteroids used in a variety of anti-inflammatory preparations, including preparations used in the treatment of asthma, allergies and certain dermatological conditions. Certain progestins also have oncolytic applications. The muscle relaxants are used in conjunction with anesthetics during surgery.

     The principal markets for these specialty bulk drug substances are the United States, Canada, the European Union ("EU") and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and exported to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

     Oncolytic Agents

     Due to a worldwide increase in the incidence of cancer, related in part to the general aging of the world's population, and to the introduction of new regimens for the treatment of cancer, the demand for oncolytic agents continues to increase. Sicor offers a wide range of oncolytic specialty bulk drug substances and finished dosage forms. The oncolytic agents produced by Sicor are etoposide, the anti-cancer antibiotics bleomycin, mitomycin, daunorubicin, epirubicin and idarubicin, and the progestins medroxyprogesterone acetate and megestrol acetate. Lemery manufactures various oncolytic agents in finished dosage form, including carboplatin, epirubicin, etoposide, cisplatin, doxorubicin, bleomycin, paclitaxel and vincristine.

     Sicor de Mexico produces two progestins, megestrol acetate and medroxyprogesterone acetate, which may be used in high dosages to treat certain hormone dependent malignancies, such as breast cancer, in addition to the latter's more typical use in contraceptives. The principal market for these compounds is currently the Far East. The Company has applied with the FDA to market Sicor de Mexico's version of such compounds in the United States. Sicor de Mexico also produces the progestins cyproterone acetate, which is generally used in the treatment of prostate cancer, although it may also be used as a component in contraceptives, and chlormadinone acetate, which is administered orally for the treatment of prostate cancer and benign prostate hypertrophy. Sicor de Mexico also produces deflazacort, a steroid with oral anti-inflammatory activity. The principal markets for these drug substances are the EU, Brazil, Canada, Argentina, the Middle East and Japan.

     Sicor de Mexico also recently completed construction of a facility to produce oncolytic agents. The first oncolytic agents scheduled to be produced include cisplatin (used in the treatment of testicular, ovarian and bladder cancers), carboplatin (used in the treatment of advanced ovarian cancer), and mitoxantrone (used in combination therapy for the treatment of adult leukemias).

     Steroids

     The steroids manufactured by Sicor and Sicor de Mexico are either progestins or corticosteroids, used in a variety of anti-inflammatory preparations for the treatment of asthma, allergies and certain dermatological conditions. Sicor and Sicor de Mexico together produce six such progestins: medroxyprogesterone acetate, megestrol acetate, cyproterone acetate, chlormadinone acetate, gestodene and desogestrel. Medroxyprogesterone acetate is principally used as component of sustained release contraceptives which are widely used in developing nations. The principal markets for this steroid are in Indonesia, the Philippines and Thailand. In addition, megestrol acetate, chlormadinone acetate, cyproterone acetate and medroxyprogesterone acetate have certain oncolytic applications.

     Gestodene and desogestrel are highly active third generation progestins of which Sicor has only produced laboratory quantities to date. The compounds are principally used in contraceptives in more advanced markets such as the United States and the EU. Their activity allows the production of dosage forms with very low concentrations of such compounds.

     Sicor and Sicor de Mexico manufacture corticosteroid products with respect to which they have either developed a proprietary production technology, including seven different process patents, or enjoy some other market advantage. Sicor and Sicor de Mexico manufacture over 50 corticosteroids.

     Ongoing research to increase the selective activity and reduce the long-term toxicity of various corticosteroid compounds has produced a number of corticosteroid products which are now coming off patent. These new products together with a growing market for such products in developing countries have enabled Sicor and Sicor de Mexico to consistently expand their production of these compounds for several years.

     The highest growth rate of corticosteroid use is in the management of obstructive airway diseases, and corticosteroids are one of the preferred prophylactic treatments for asthma in the U.S. This, together with the expiration of certain patents, has led to an increase in the demand for two principal corticosteroids in this field: beclomethasone dipropionate and budesonide, both of which are produced by Sicor and Sicor de Mexico.

     Other Drugs

     In addition to the oncolytic agents and steroid products discussed above, Sicor also produces as bulk drug substances the muscle relaxants atracurium besylate, pancuronium bromide and vecuronium bromide, the immunosuppressant drug cyclosporine and the prodrug dexrazoxane.

     Cyclosporine is a selective immunosuppressant administered to virtually all transplant patients. It reduces the risk of severe organ rejection and must be taken by such patients for most of their lives. The worldwide market for cyclosporine finished drug products is estimated at more than $1.3 billion annually. Gensia Sicor has a supply agreement with SangStat Medical Corporation ("SangStat") for the commercial supply of cyclosporine bulk drug substance. SangStat filed an application with the FDA in November 1996 for U.S. marketing clearance of its proprietary cyclosporine formulation, which is currently under review. Cyclosporine sales to SangStat are dependent on SangStat receiving regulatory approval to market the drug in both the U.S. and Europe. In July 1997, Sicor received FDA approval for the bulk cyclosporine it produces for SangStat. In December 1997, Gensia Sicor announced that Sicor had also received European approval of its cyclosporine bulk drug substance for use in the European Union. In connection with the supply agreement, SangStat made a $2.5 million equity investment in Gensia Sicor Common Stock. The funding is being used to increase the Company's capacity for the production of cyclosporine bulk drug substance.

     Sicor manufactures the prodrug dexrazoxane. Prodrugs become effective only after they are partially metabolized by the body. Dexrazoxane metabolites trap the iron ions involved in the process which leads to myocardial damage caused by anthracycline oncolytic agents such as doxorubicin. Administration of dexrazoxane with such oncolytic agents protects tissues of the heart and allows for higher dosages of the oncolytic agent. Sicor manufactures dexrazoxane according to a proprietary process covered by process patents filed in many countries. Sicor is developing dexrazoxane with Chiron BV, which is responsible for product development, including clinical trials, dosage form manufacturing, marketing and sales.

     Future Developments

     Sicor has obtained an exclusive license for a new oncolytic product ("UK 101") from Zetesis S.p.A. of Milan. UK 101 is a protein antigen obtained from goat liver. Antigens trigger an immune response designed to destroy such antigens. Antibodies attach themselves to the antigen marking it for elimination by the immune system. The antibodies which attack UK 101 also attach themselves to the membrane of certain cancer cells. It is hoped that cancer cells so marked may then be disposed of by the immune system. The mechanics of this process are now the subject of further study by university researchers in Italy. A Phase I study with women who have advanced breast cancer is underway in Italy. If UK101 is shown to be safe and well tolerated, Sicor will submit an application to proceed with a Phase II study. A second series of studies has been approved by the Mexican Ministry of Health and will be conducted in Mexico by Lemery.

     In addition, at its facility outside of Turin, Sicor is developing a glycoprotein, urofollitropin. Urofollitropin is involved in the stimulation of ovulation and is used in the treatment of certain types of infertility. Sicor is developing a process for the isolation of urofollitropin from the urine of post-menopausal women.

     In December 1997, the Company signed an option agreement with Solidago A.G. granting the Company an option to license various compounds developed by Solidago for the generic market. Sicor is also currently working with a number of pharmaceutical companies to develop new proprietary pharmaceutical products. If these products are successfully developed, Sicor expects to have long term supply rights for the bulk active ingredients used in these products.

RESEARCH ACTIVITIES - METABASIS THERAPEUTICS, INC.

     Metabasis' basic research efforts are focused on discovering and developing small molecule pharmaceuticals that target key regulatory points in metabolic pathways and positively impact the course of a targeted disease.

Metabasis believes its technology has broad applications and is initially focused on the discovery and development of drugs for the treatment of pain, inflammation, diabetes and cardiovascular disease. Metabasis has specific expertise in computer assisted structure based drug and prodrug design, enzymology, disease biology and small molecule medicinal chemistry. Metabasis has established a significant proprietary position in the chemistry and biology of purines, molecules that are involved in the regulation of many cellular metabolic processes.

     Metabasis' expertise in purine chemistry and biology has led to the discovery of a class of compounds designed to regulate metabolic pathways responsible for the production or degradation of the pharmacologically important molecule, adenosine. Metabasis has two adenosine regulating drugs that have completed Phase I clinical testing. One is targeted for the treatment of cardiovascular disease and the other is for the treatment of epilepsy.
Metabasis is seeking to establish collaborations with pharmaceutical companies to further develop these compounds.

     In May 1996, Gensia Sicor announced an agreement with Pfizer to collaborate on a research program using its adenosine regulating technology to discover and develop broad spectrum analgesic drugs for the treatment of pain. Preclinical studies reported in the scientific literature have demonstrated the analgesic effects of adenosine in the spinal cord. The activation of receptors on neurons in the spinal cord by adenosine appears to reduce the flow of pain signals reaching the higher centers of the brain, producing analgesia. The drugs to be developed during the collaboration with Pfizer act on a specific enzyme and apparently result in an increase in the local concentration of adenosine produced when pain signals are traveling through the spinal cord.

     Metabasis' expertise with purine regulated enzymes is also being directed to the development of a new treatment of diabetes. Metabasis has developed potent inhibitors of a specific purine regulated enzyme that acts in the metabolic pathway that produces glucose in the liver. Metabasis believes that these compounds may represent a novel approach to the treatment of Type II diabetes. In April 1997, the Company announced an agreement with Sankyo to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. Under the terms of the agreement, Sankyo paid a license fee (in April 1997) and also purchased approximately an 8% interest in Metabasis for $7.25 million (in December 1997). Metabasis will receive research funding for three years and milestone payments that are contingent upon the successful attainment of clinical development and regulatory milestones. Metabasis will also receive royalties on the sale of any product resulting from the collaboration and will have co-promotion rights in North America to any commercialized product.

     The Company's research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $26.1 million, $31.1 million and $38.8 million, respectively. A large portion of those expenses were from the Company's San Diego-based proprietary pharmaceutical research and development business. The research and development expenses incurred by Metabasis during the three years ended December 31, 1997, 1996 and 1995 were $11.2 million, $17.9 million and $25.0 million, respectively. The remaining research expenses represent manufacturing development costs incurred by the Company's multisource pharmaceutical operating units including Gensia Sicor Pharmaceuticals, Sicor, Lemery and Sicor de Mexico, as discussed in United States and Foreign Pharmaceutical Operations sections above.

     Gensia Sicor is continuing to pursue plans to establish Metabasis as an independent company. Accomplishing this goal is dependent on obtaining additional financing, certain third party consents and tax considerations. Metabasis' product development efforts with Pfizer and Sankyo may not be successful, Pfizer and or Sankyo may terminate their respective collaborations with Metabasis and Gensia Sicor may not be able to obtain the consents and financing necessary to establish Metabasis as an independent company.

PATENTS, TRADEMARKS AND TRADE SECRETS

     Gensia Sicor's policy is to protect its technology by, among other things, filing patent applications for technology which it considers important to the development of its business. Gensia Sicor intends to file additional patent applications, when appropriate, relating to improvements in its technology and other specific products that it develops. Gensia Sicor also relies on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

     Historically, pharmaceutical companies have relied heavily upon patents to protect proprietary positions in synthetic chemicals discovered or developed in their research. In the past decade, there have been a number of patent issues that have confronted the owners of patents directed to biotechnology inventions, including, among others, recombinant DNA and biologically derived or produced proteins.

     In 1997, Gensia Sicor received four newly issued patents related to its basic research with ARA compounds in pain and inflammation (U.S patent number 5,506,347 in pain and inflammation, U.S. patent number 5,674,998 in pain and inflammation, US. patent number 5,646,128 in inflammation) and in diabetes (U.S. patent number 5,658,889). In addition, Gensia Sicor received Notices of Allowance on eight additional patent applications relating to ARA technology in 1997 and received a Notice of Allowance on another patent application in February 1998. In December 1997 Gensia Sicor transferred its proprietary ARA technology, including all issued patents and patent applications, to Metabasis.

     Competitors may have filed applications for, or may have been issued, patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of Gensia Sicor. Accordingly, there can be no assurance that Gensia Sicor's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to Gensia Sicor will not be infringed or circumvented by others, or that others will not obtain patents that Gensia Sicor would need to license or circumvent. There can be no assurance that licenses that might be required for Gensia Sicor's processes or products would be available on reasonable terms. If Gensia Sicor does not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that Gensia Sicor's patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to Gensia Sicor.

     Gensia Sicor also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Gensia Sicor's trade secrets or disclose such technology. There can be no assurance that Gensia Sicor can meaningfully protect its rights to its unpatented trade secrets.


COMPETITION

     Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. The major competitors in the multisource injectable drug industry include Abbott Laboratories (''Abbott''), Astra, Bedford Laboratories (a division of Boerhinger Ingleheim Corp.), Elkins-Sinn (a division of American Home Products Corp.), Fujisawa, Schein Pharmaceutical, Inc., Pharmacia & Upjohn, Inc., Bristol-Myers Squibb Co., and Immunex Corp. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater resources than Gensia Sicor.

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

     Gensia Sicor believes that price and quality are the most significant competitive factors in the multisource injectable drug industry as the number of manufacturers of a particular multisource injectable product increases. As competition from other manufacturers intensifies, selling prices typically decline. Accordingly, Gensia Sicor Pharmaceuticals' profitability will depend in part on its ability to develop and introduce appropriate new products to the market in a timely manner, to obtain raw materials at competitive prices and to continue to improve the efficiency of its production capabilities. Gensia Sicor Pharmaceuticals will also compete with manufacturers of off-patent injectable brand name products, which may reduce prices in order to keep their brand name products competitive with equivalent multisource products.

GOVERNMENT REGULATION

     Prior to the enactment of the Drug Price Competition and Patent Term Restoration Act of 1984 (the ''Waxman/Hatch Act''), the FDA, by regulation, permitted certain drugs to be approved under an abbreviated procedure which waived submission of the extensive animal and human studies of safety and effectiveness normally required to be in an NDA. Instead, the manufacturer only needed to provide an ANDA containing labeling, information on manufacturing procedures and data establishing that the original ''pioneer'' product and the proposed ''generic'' product are equivalent when administered to humans. Although antibiotic drugs are classified separately for purposes of FDA approval, the approval procedures for such drugs conform substantially to the NDA/ANDA procedures.

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

     The President signed into law the Uruguay Round Agreements Act ("URAA") in December 1994. URAA, which took effect on June 8, 1995, implemented the General Agreements on Tariffs and Trade ("GATT"). One change in U.S. law required by GATT is the amendment of patent law to permit owners to choose a patent term of 20 years from the date of filing the application or 17 years from the date of issuance. URAA extended the requirement by allowing the application of this provision to all patents in force on June 8, 1995. Congress recognized the potential harm in this requirement and provided that a potential competitor who had already made a "substantial investment" in a competing product could make, use and sell its product after the expiration of the original patent period provided that they pay the patentee "equitable remuneration" through the extended patent period. However, the FDA has taken the position that it cannot approve an ANDA, which certifies the date of patent expiration, until the expiration of the extended patent period. The extension of patent protection may delay the launch of future products by the Company.

     Prior to receiving FDA approval, the Company is increasingly facing more lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. The Company expects the branded pharmaceutical companies to continue such tactics since it is a very cost effective way to delay generic competition and the subsequent cost savings for the consumer. It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

     In connection with its activities outside the United States, Gensia Sicor is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical, intravenous and diagnostic products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical, intravenous or diagnostic product in one country does not assure that such product will be approved in another country.

HEALTH CARE REFORM

     The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, are exploring ways to reduce medical care costs through health care reform. This effort has resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law which permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, Gensia Sicor cannot predict what impact any reform proposal ultimately adopted may have on its businesses.

MANUFACTURING

     The manufacturing facility at Gensia Sicor Pharmaceuticals provides Gensia Sicor with the capability to formulate, fill, label and package final dosage forms of injectable drug products. The Gensia Sicor Pharmaceuticals facility has a broad filling capability, including the ability to terminally sterilize or aseptically fill syringes and single and multiple dose vials. The facility also has the capability to lyophilize (freeze dry) products.

     Gensia Sicor Pharmaceuticals is completing an oncology manufacturing facility and additional laboratories for the development of oncology products in a building adjacent to Gensia Sicor Pharmaceuticals' existing manufacturing facility in Irvine. The new oncology facility will include the capability to produce oncology products in lyophilized or liquid forms and in glass or polymer vials. The new facility is currently undergoing validation. The Company hopes to begin producing oncology products at this facility in the first half of 1998.

     The principal raw materials to be used in manufacturing Gensia Sicor Pharmaceuticals' products are active drug ingredients (such as those produced by Sicor) and inactive pharmaceutical chemicals. The FDA approval process requires manufacturers of pharmaceutical products to identify their suppliers of active ingredient raw materials. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required, which could result in manufacturing delays. Development, approval and continued commercialization of Gensia Sicor Pharmaceuticals' products are, therefore, dependent upon Gensia Sicor Pharmaceuticals' ability to procure active ingredient raw materials from suppliers who are, and who remain, FDA approved. Sicor has filed over 30 Drug Master Files with the FDA and is a qualified source for several of Gensia Sicor Pharmaceuticals' current products as well as the planned supplier for many products in development. Termination of qualified supply arrangements could have a material adverse impact on the sale of Gensia Sicor Pharmaceuticals' products. Gensia Sicor Pharmaceuticals currently utilizes single sources for certain raw materials and packaging components.

     Sicor's production is carried out at its two manufacturing sites in Italy. The principal manufacturing facility is located near Milan and is regularly inspected and approved by the FDA. It is a major producer of oncolytic agents, steroids and certain other products in bulk drug substance form. These products are manufactured either through fermentation or chemical synthesis processes. This facility supplies specialty bulk drug substances to Gensia Sicor Pharmaceuticals and Lemery and to other drug manufacturers around the world.

     Sicor's other manufacturing facility is located on the outskirts of Turin. It produces principally various animal organ extracts for use in both pharmaceuticals, including UK 101, and cosmetics. This facility manufactures such products for the European market.

     Sicor acquired a 50% interest in Diaspa S.p.A., a pharmaceutical company located near Milan, Italy specializing in bulk fermentation products, in December 1997. The acquisition of Diaspa is expected to significantly increase the Company's capacity for the production of cyclosporine bulk drug substance to meet the demand expected if SangStat's cyclosporine formulation is approved by the FDA. In addition to cyclosporine, Diaspa will be used for the production of bulk fermentation products for Gensia Sicor and other pharmaceutical companies under existing and future supply contracts. The remaining 50% interest in Diaspa was purchased by Archimica S.p.A., an Italian bulk pharmaceutical company in which Carlo Salvi, who represents Gensia Sicor's largest shareholder and is a Director and Executive Vice President of Gensia Sicor, has a 50% beneficial ownership.

     Lemery is located in Mexico City and produces drugs in finished dosage form, of which injectable oncolytic agents are an important product line. These products are sold in Mexico and exported to certain countries in Central and South America, North America and Eastern Europe.

      Sicor de Mexico is located near Toluca, on the outskirts of Mexico City, and produces principally steroid products for export to various countries. Sicor de Mexico also recently completed construction of a facility to produce oncolytic agents which commenced production in 1997. Production from this new facility is being used by Lemery to replace its existing third party suppliers.

     Each of Gensia Sicor's manufacturing sites are modern facilities, which are maintained in accordance with applicable regulatory agencies regulations. The Company's manufacturing facilities are considered key strategic assets of the
Company.   Management believes that the Company has adequate manufacturing capacity to meet the current and planned sales demand for its injectible products, once the substantially completed Irvine oncology facility becomes operational. The Company's manufacturing capacity for specialty bulk drug substances is also expected to be adequate to meet current and planned demand with the exception of cyclosporine demand, where the Company has initiated the necessary capital projects to meet this demand.

RISK FACTORS THAT MAY AFFECT RESULTS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company anticipates that its current capital resources, including $7.25 million received from Sankyo in exchange for an approximate 8% ownership position in Metabasis, $14.4 million received in a December 1997 private placement, $2.5 million received in December 1997 from the sale of common stock to SangStat, and $2.7 million received in December 1997 from the sale of a parcel of land, commitments from third parties, and efforts to reduce overall costs and expenses and working capital requirements will enable it to maintain its current and planned operations through at least 1998. The Company will continue to pursue equity, debt and lease financing for its capital needs. In addition, the Company is seeking additional funding for Metabasis. Financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company would reduce its capital expenditures, spending for the development of new products, and its workforce.

Such reductions would have a material adverse effect on the Company. In addition, at December 31, 1997 approximately $118 million of the Company's $363 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

     Gensia Sicor was founded in 1986, has never made an annual profit, and has never had positive annual cash flow from operations. As of December 31, 1997, Gensia Sicor had an accumulated deficit of approximately $341.8 million. For the years ended December 31, 1995, 1996 and 1997, Gensia Sicor had net losses applicable to common shares of $11.9 million, $51.8 million and $82.7 million, respectively. Gensia Sicor may incur additional losses in the future. Although management has taken steps to decrease the loss, there is no assurance that Gensia Sicor will be profitable in the future.

COMPETITION

     Gensia Sicor is engaged in a rapidly evolving field. Competition from large pharmaceutical companies, biotechnology companies, and other companies is intense and expected to increase. Many of these companies have substantially greater resources and experience in developing, manufacturing and marketing pharmaceutical products than Gensia Sicor. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective or that would render the technology and products of Gensia Sicor obsolete or noncompetitive.

      Gensia Sicor competes in the highly competitive multisource (generic) injectable drug industry with numerous other pharmaceutical manufacturers, many of which are established companies with greater financial and other resources than Gensia Sicor. There can be no assurance that Gensia Sicor will be able to continue to compete effectively in this market. Because selling prices of multisource injectable drug products typically decline as competition intensifies, the profitability of Gensia Sicor will depend in part on its ability to develop and introduce selected new products to the market in a timely manner, to obtain raw materials at competitive prices and to improve the efficiency of their production capability. During 1995 through 1997, a number of competitors (e.g. Pharmacia & Upjohn, Abbott, Astra, Bedford Laboratories, Schein Pharmaceutical, Inc. and others) received FDA approval to market injectable etoposide, which was one of Gensia Sicor Pharmaceutical's largest products in 1994 and 1995. Competition resulting from these approvals caused the average selling prices (per IMS Market data) of etoposide 20mg/ml 5ml vials to go from approximately $100 a unit in early 1994, to an average selling price of approximately $9 a unit in late 1997. As a result, Gensia Sicor Pharmaceuticals' gross margins on etoposide in 1997 were less than 10% of what they were in 1995.

     The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of Gensia Sicor to obtain regulatory approval for its products could materially and adversely affect the Company.


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

UNCERTAINTY OF ABILITY TO OPERATE WITHOUT INFRINGING ON PATENTS AND PROPRIETARY TECHNOLOGY OF OTHERS

     The success of Gensia Sicor will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. There can be no assurance that the patents of others will not have an adverse effect on the ability of Gensia Sicor to develop its products. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties. Gensia Sicor may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If Gensia Sicor does not obtain such licenses, product introductions could be delayed or foreclosed. There can be no assurance that Gensia Sicor will have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

DEPENDENCE UPON SUCCESSFUL INTEGRATION OF GENSIA SICOR, SICOR, LEMERY, SICOR DE MEXICO AND DIASPA S.P.A.

     The success of the acquisition of Sicor, Lemery, Sicor de Mexico and Diaspa depends in part upon whether the integration of the companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The combination of Gensia Sicor, Sicor, Lemery, Sicor de Mexico and Diaspa is requiring, among other matters, integration of each of the combining companies' respective development, administrative, finance, sales, product support, distribution and marketing organizations, as well as the integration of each such companies' product offerings and development activities. Further, there can be no assurance that the operations, management or personnel of the combining companies will be compatible or that Gensia Sicor will not experience the loss of key personnel. The difficulties of such integration may be increased by the necessity of coordinating organizations located in different countries. The integration of certain operations requires the dedication of management resources which may distract from the day-to-day business of the combined company. Additionally, the costs incurred and difficulties encountered in the transition process may, at least in the short term, have an adverse impact on the combined company's operations. The Company took a special charge of $3.2 million in the third quarter 1997 to reserve for corporate and employee relocation and serverance costs as a result of the Company moving its headquarters to Irvine, California. Any inability of management to integrate the operations of the companies sucessfully could have a material effect on the business and results of operations of the combined company.

POTENTIAL INABILITY TO OBTAIN RAW MATERIALS OR MANUFACTURE PRODUCTS

     Gensia Sicor depends on third party manufacturers for bulk raw materials for its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, Gensia Sicor Pharmaceuticals utilizes sole sources of supply for certain raw materials used in the manufacture of its products and certain packaging components. Any disruption in one or more of these supply sources could have a material adverse effect on Gensia Sicor.

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

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF PRODUCT LIABILITY INSURANCE

     Gensia Sicor, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of their respective technology or products is alleged to have resulted in adverse effects. This exposure exists with respect to products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While Gensia Sicor has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that they will avoid significant product liability exposure. Adequate insurance coverage might not be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of Gensia Sicor.

     In addition, as a manufacturer of bulk drug substances, Gensia Sicor supplies other pharmaceutical companies with active ingredients which are contained in finished products. The ability of Gensia Sicor to avoid significant product liability exposures depends upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. Adequate insurance coverage may not be available at acceptable costs, if at all, to insure against such exposures and Gensia Sicor may not be able to negotiate satisfactory terms and conditions with its customers. Commencing in 1995, Sicor received claims from certain of its customers in connection with the shipment of contaminated products. Sicor at December 31, 1997 had recorded a reserve of approximately $2.8 million, which represented management's estimate of product rework costs, attorneys' costs and other settlement costs. Actual costs incurred with respect to the ultimate settlement of this matter may vary from the amount estimated.

UNCERTAINTY REGARDING MEXICAN ECONOMIC FACTORS, GOVERNMENT POLICIES AND
INFLATION

     The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. In addition, a large portion of the finished multisource drug products manufactured by Lemery are sold to the national health program in Mexico. Historically the Mexican government has paid Lemery on a timely basis for their national health program purchases; however, there can be no assurance that this business trend will continue in the future, or that the national health program will continue purchasing product from Lemery. Further, on a cumulative basis, the inflation rate has exceeded 100% in Mexico over the three-year period ended December 31, 1997. Actions by the Mexican government, future developments in the Mexican economy and political, social or economic events in Mexico may adversely affect the operations of Lemery and Sicor de Mexico.

RISKS RELATED TO INTERNATIONAL OPERATIONS

     During 1996 and 1997, a significant percentage of the revenues of each of Sicor, Lemery and Sicor de Mexico were derived from sales of pharmaceuticals outside of Western Europe, Japan and the United States. Operations outside of Western Europe, Japan and the United States are subject in varying degrees to risks involved in doing business abroad such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. Gensia Sicor may experience material adverse developments with respect to its revenues from these markets.

ENVIRONMENTAL MATTERS

     Gensia Sicor is subject to numerous environmental regulations in the jurisdictions in which it operates, including regulations relating to the handling, transport and disposal of hazardous materials and the protection of the environment. In certain of these jurisdictions, protection of the environment is becoming an area of increased governmental scrutiny and surveillance. While Gensia Sicor has implemented practices to comply with applicable regulations, the cost of doing so in the future may become prohibitive and may have a significant adverse impact on their operations. Gensia Sicor may not be able to comply with all applicable laws and regulations and such laws and regulations may have a material adverse impact on the Company's operations.

     In addition, Sicor maintains liability insurance for certain environmental risks which its management believes to be appropriate and in accordance with industry practice. Sicor may incur liabilities beyond the limits or outside the coverage of its insurance.

CURRENCY FLUCTUATIONS

     Gensia Sicor has significant operations in several countries, including the United States, Italy, and Mexico. In addition, purchases and sales are made in a large number of other countries. As a result, its business is subject to the risk and uncertainties of foreign currency fluctuations. While Gensia Sicor has policies and strategies to minimize this risk, such policies and strategies may not be effective in preventing significant negative financial adjustments in the future.

CONTROL BY RAKEPOLL FINANCE

     Rakepoll Finance owns 29,500,000 shares of Gensia Sicor Common Stock and pursuant to the Shareholder's Agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") has designated two of Gensia Sicor's seven directors, who in turn designated (jointly with two executive officer directors of Gensia Sicor) four additional directors. In addition, the consent of the Rakepoll Finance designated directors is required for Gensia Sicor to take certain actions, such as a merger or sale of all or substantially all of the business or assets of Gensia Sicor and certain issuances of securities. As a result of its ownership of Gensia Sicor Common Stock, Rakepoll Finance may be able to control substantially all matters requiring approval by the stockholders of Gensia Sicor, including the election of directors and the approval of mergers or other business combination transactions. In addition, 50% of Diaspa is held by Archimica, S.p.A., which is partly owned by Carlo Salvi, the controlling shareholder of Rakepoll Finance and an officer and director of the Company.

POSSIBLE VOLATILITY OF STOCK PRICE; DIVIDEND POLICY

     The market price of the shares of Gensia Sicor Common Stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile, and the market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of Gensia Sicor Common Stock could be subject to significant fluctuations in response to variations in Gensia Sicor's anticipated or actual operating results, sales of substantial amounts of Gensia Sicor Common Stock, other issuances of substantial amounts of

Gensia Sicor Common Stock pursuant to pre-existing obligations, announcements concerning Gensia Sicor or its competitors, including the results of testing, technological innovations or new commercial products or services, developments in patent or other proprietary rights of Gensia Sicor or its competitors, including litigation, conditions in the life sciences or pharmaceuticals industries, governmental regulation, health care legislation, public concern as to the safety of Gensia Sicor's products, changes in estimates of Gensia Sicor's performance by securities analysts, market conditions for life sciences stocks in general, and other events or factors.

     Gensia Sicor has never paid cash dividends on Gensia Sicor Common Stock. Gensia Sicor presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on Gensia Sicor Common Stock in the foreseeable future. Unless full cumulative dividends are paid on Gensia Sicor's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value (''Convertible Preferred Stock''), cash dividends may not be paid or declared and set aside for payment on Gensia Sicor Common Stock. Through December 31, 1997, Gensia Sicor had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. Gensia Sicor paid quarterly cash dividends in the aggregate amount of $6.0 million on Convertible Preferred Stock in March, June, September and December of 1997. If Gensia Sicor chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

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

MANAGEMENT

Executive Officers
------------------

The executive officers of Gensia Sicor as of March 16, 1998 are as follows:


NAME                       AGE  POSITION
----                       ---  --------

Donald E. Panoz             63  Chairman and Chief Executive Officer

Carlo Salvi                 61  Executive Vice President and Director

Michael D. Cannon           52  Executive Vice President and Director

Wesley N. Fach              46  Vice President, Senior Legal Counsel and Secretary

Paul K. Laikind, Ph.D.      42  Vice President, Corporate Development

John W. Sayward             46  Vice President, Finance, Chief Financial Officer and Treasurer

Thomas M. Speace            48  Vice President, Marketing and Business Development, Gensia Sicor Pharmaceuticals

Gene F. Tutwiler, Ph.D.     52  Executive Vice President, Research and Development

     Mr. Panoz became Chairman of the Gensia Sicor Board of Directors in February 1997 and was named Chief Executive Officer in November 1997. Mr. Panoz was a founder and principal shareholder of Elan Corporation, plc and was Chairman of the Board of Elan from 1970 to December 1996, and until January 1995 was the Chief Executive Officer of Elan. Mr. Panoz continues to serve on the board of Elan. Mr. Panoz was also a founder of Mylan Laboratories and served as its President from 1960 to 1969. He is executive chairman of Fountainhead Holdings Ltd. (an investment holding company) and of Fountainhead Development Corp., Inc., its principal U.S. operating subsidiary. He also serves as chairman emeritus of Warner Chilcott, plc (formerly Nale Laboratories, plc).

     Mr. Salvi has been a director of Gensia Sicor since February 1997 and was appointed Executive Vice President of the Company in November 1997. Additionally, since February 1997 Mr. Salvi has served as a Chairman of the Board of Directors and President of Sicor. Sicor is a wholly-owned subsidiary of Rakepoll Holding, which is owned by Gensia Sicor. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor of certain Sicor products. From 1986 to September 1995, he was General Manager of Alco.

     Mr. Cannon joined Gensia Sicor Inc. as Executive Vice President in February 1997. Prior to joining Gensia Sicor, Mr. Cannon was a member of the Board of Directors of Sicor (where he worked from the company's beginning in 1983) and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

     Mr. Fach joined Gensia Sicor as Assistant General Counsel in January 1992 and was named Secretary in January 1993. He was named Vice President and Senior Legal Counsel in July 1997. Prior to joining Gensia Sicor Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

     Dr. Laikind, a co-founder of Gensia Sicor, was a Vice President and Director since Gensia Sicor's incorporation from November 1986 until February 1997. He currently serves as Vice President, Corporate Development, and has been a director of Metabasis since its inception. He was appointed Chairman of the Metabasis Board of Directors in January 1998. He also has responsibility for corporate development and finance for Metabasis. From 1985 to 1987, Dr. Laikind was an Assistant Research Biochemist at UCSD. From 1984 to 1985, Dr. Laikind was a Postdoctoral Fellow in the Department of Medicine at UCSD. He received his doctoral degree in chemistry from UCSD.

     Mr. Sayward joined Gensia Sicor in 1992 and was named Vice President, Finance, Chief Financial Officer and Treasurer in February 1997. Prior to that he was Division Vice President, Finance, Corporate Controller of Gensia Sicor and Chief Financial Officer of Gensia Sicor Pharmaceuticals. From 1975 to 1992, Mr. Sayward was employed in a wide variety of financial and accounting positions at Baxter Healthcare Corporation, serving as Vice President of Finance and Business Development, I.V. Systems Division from 1988 to 1992. From 1986 to 1988 he was Vice President and Controller, Dade Diagnostics Division of Baxter. Mr. Sayward served in a number of financial management positions at Baxter and American Hospital Supply from 1975 to 1986. He received his master of management degree from the Northwestern Kellogg School of Management.

     Mr. Speace has been Vice President, Marketing and Business Development, Gensia Sicor Pharmaceuticals and an officer of Gensia Sicor since May 1996. He joined Gensia Sicor in 1991 as Senior Director of Business Development of Gensia Sicor Pharmaceuticals, becoming Executive Director in 1994 and Division Vice President in 1995. Mr. Speace worked at Kendall McGaw Pharmaceuticals, from 1987 to 1991, when the company was acquired by Gensia Sicor and subsequently renamed Gensia Sicor Pharmaceuticals. Mr. Speace previously worked at Elkins-Sinn, a division of A.H. Robins and had responsibility for materials and project management, strategic planning and business development. He received his master of business administration from St. Joseph's University in Pennsylvania.

     Dr. Tutwiler has been President and Chief Executive Officer of Metabasis since its inception in April 1997. He joined Gensia Sicor as Executive Vice President of Research and Development in June 1996. From 1995 to 1996 he was Vice President, Research and Development, New Business Development at Alpha Therapeutic Corporation, a subsidiary of The Green Cross Corporation. From 1991 to 1995 he served as Vice President, Research and Development, Clinical, Regulatory and Quality Assurance at Iolab, a subsidiary of Johnson & Johnson. From 1986 to 1991 he served in a number of senior positions in business development and research management positions at McNeil Pharmaceuticals, a subsidiary of Johnson & Johnson. Prior to 1986, Dr. Tutwiler worked at Ayerst Laboratories and McNeil Pharmaceuticals in basic research and research management. He received a doctoral degree in biological chemistry from the University of Michigan.

     In November 1997 the Gensia Sicor Board of Directors accepted the resignation of David F. Hale, who held the positions of President and Chief Executive Officer. Mr. Hale remains a member of the Gensia Sicor Board of Directors. Mr. Hale received severance of approximately $1.1 million in January 1998, which was paid in the form of Gensia Sicor restricted common stock. Mr. Hale has also been a member of the Board of Directors of Metabasis since its inception in April 1997.

     Patrick D. Walsh resigned as President and Chief Operating Officer of Gensia Sicor Pharmaceuticals, and as a member of the Gensia Sicor Board of Directors, effective March 12, 1998.

HUMAN RESOURCES

     As of December 31, 1997, Gensia Sicor employed a total of 324 individuals on a full-time basis in Southern California. Approximately 80% are located in Irvine and approximately 20% are in San Diego.

     Sicor, Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico employ approximately 800 individuals, of whom approximately 34% work in Italy and 66% in Mexico. As is customary in Italy and Mexico, most of these employees are represented by unions. Sicor, Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico have not experienced any significant labor disputes in recent years.

     Gensia Sicor considers its employee relations to be good.

ITEM 2.  PROPERTIES

     In March 1993, Gensia Sicor purchased two buildings and the underlying and adjacent land for $10.8 million to be used as its corporate headquarters and research and development facilities. The two buildings and underlying land (but not the adjacent land) were sold in December 1993 as part of a sale/leaseback transaction. The transaction included sale of the real property at cost plus commitments to fund tenant improvements to the buildings, for a combined total of $22 million. The term of the lease is 15 years starting from August 1, 1994, with four ten-year renewal options. The lease is partially secured by a $4.75 million letter of credit, which will be released upon the Company's achieving certain financial milestones. In December 1997, the Company sold the adjacent land for net proceeds of approximately $2.6 million.

     Gensia Sicor leases a total of approximately 150,000 square feet of space in San Diego. Of this amount, 64,000 square feet is subleased to third-party tenants. Gensia Sicor's laboratories are equipped for research activities in biochemistry, analytical chemistry, synthetic chemistry, tissue culture and enzymology. Metabasis also uses these facilities for preclinical research. The Company acquires most equipment under operating and capital lease agreements.

     In December 1997 Gensia Sicor moved its principal administrative offices from San Diego to Irvine, California where Gensia Sicor Pharmaceuticals is located. The Company is considering several alternatives with regards to its leased facilities in San Diego.

     Gensia Sicor Pharmaceuticals leases approximately 65,000 square feet of office, laboratory and manufacturing space as well as an additional 27,000 square feet of manufacturing space in an adjacent building in Irvine, California. The lease on the office, laboratory and manufacturing space was renewed in late 1997 for five years. The lease on the manufacturing space expires in late 1998. These leases have options to renew for an additional five and ten years, respectively. Gensia Sicor Pharmaceuticals additionally leases 2,700 and 2,300 square feet of office space and 49,000 and 24,000 square feet of warehouse/office space in Irvine, California. The leases on the office space were renewed in mid 1997 for two years. One of the leases on the warehouse/office space in 1997 was renewed for five years with a five year renewal option. The other lease on the warehouse/office space expires in 2006 and has two options to renew for five years each.

     Sicor's production is carried out at its two manufacturing sites in Italy. The principal site is located on the outskirts of Milan and is regularly inspected and approved by the FDA. This production center covers approximately 1,200 square meters of a 14,438 square meter site. Sicor's other production center is located on the outskirts of Turin, and covers approximately 1,700 square meters of an 18,469 square meter site.

     All of Diaspa's operations are carried out at its site in Corana, which is outside of Milan. The plant and administrative offices cover approximately 7,000 square meters of a 33,000 square meter site.

     Lemery has a 10,403 square meter manufacturing/office site located in Mexico City. Sicor de Mexico has a site located near Toluca, on the outskirts of Mexico City. Sicor de Mexico completed construction of a facility to produce oncolytic agents in late 1997 and commenced production in December 1997. Gensia Sicor de Mexico leases approximately 300 square meters of office space in Mexico City.

ITEM 3.  LEGAL PROCEEDING

     During 1995, Sicor received claims from certain of its customers in connection with shipments of contaminated product. While to the best of Sicor's knowledge no lawsuits have been filed against Sicor with respect to this matter, Sicor has a reserve of $2.8 million at December 31, 1997, which represents management's best estimate of attorneys' cost and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

      In connection with claims related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, the Court has issued an order that Sicor may be joined as a party, but it is anticipated that the purpose of such joinder would be to adjudicate claims by Sicor and its customers.

     The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "GNSA". The following table sets forth, for the periods indicated, the range of high and low reported bid prices for the Company's Common Stock on the Nasdaq National Market.

                                                     High    Low
                                                    ------  ------
          January 1 - March 31, 1996...............  $6.13   $4.38
          April 1 - June 30, 1996..................   5.88    3.94
          July 1 - September 30, 1996..............   5.69    4.56
          October 1 - December 31, 1996............   5.50    3.88

                                                     High     Low
                                                    ------  ------
          January 1 - March 31, 1997...............  $4.94   $3.94
          April 1 - June 30, 1997..................   5.19    3.13
          July 1 - September 30, 1997..............   7.81    4.41
          October 1 - December 31, 1997............   7.00    4.50

     As of March 23, 1998 there were approximately 944 holders of record of the Company's Common Stock.

     The Company has not paid a cash dividend to date on its Common Stock. The Company elected to discontinue payment of quarterly cash dividends on its Preferred Stock in June, September and December 1995 and March and June 1996. The Company resumed payment of the preferred stock dividend in September 1996. Unless full cumulative dividends are paid on the Company's outstanding preferred stock, cash dividends may not be paid or declared and set aside for payment on the Company's Common Stock. Gensia does not anticipate paying cash dividends on its Common Stock in the foreseeable future. At March 25, 1998, the Company had undeclared cumulative dividends of approximately $7.5 million. The Company intends to retain its earnings, if any, for the development of its business.

    In December 1997, the Company sold 2,454,512 Units, each consisting of one share of the Company's Common Stock and one Warrant for the purchase of one half share of Common Stock (exercisable at $7.34 per share) for each share of Common Stock purchased in the Unit Offering and held until June 30, 1998. The aggregate proceeds to the Company from this Unit Offering were approximately $14.4 million. The Units were sold to a limited number of institutional accredited investors and to Donald Panoz, Carlo Salvi, John Sayward, and David Dreyer, who are respectively, the Chairman of the Board of Directors and Chief Executive Officer of the Company, the Executive Vice President and Director of the Company, the Vice President, Finance, Chief Financial Officer and Treasurer of the Company, and the Vice President, Corporate Controller of the Company.
The Unit Offering was consummated pursuant to the exemption provided in Section 4 (2) of the Securities Act of 1933, as amended, ("the 1933 Act") based upon the non-public nature of the offering and representations from investors.

     In December 1997, the Company sold $2.5 million of Common Stock to SangStat. The Company relied on the exemption provided by Section 4 (2) of the 1933 Act, because of the investor's status.

     In December 1997, the Company sold an 8% interest in Metabasis to Sankyo for $7.25 million. Sankyo purchased Convertible Preferred Stock of Metabasis. The Convertible Preferred Stock can in certain instances be converted into Common Stock of Gensia Sicor. The Company relied on the exemption for registration provided by Section 4 (2) of the 1933 Act to consummate this sale, given the nature of the investor.

ITEM 6.  SELECTED FINANCIAL DATA
    (in thousands, except per share data)

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.


                                                                        Years Ended December 31,
                                                ----------------------------------------------------------------------
                                                   1997(2)        1996           1995           1994          1993
                                                -----------    -----------    -----------    -----------   -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Product sales............................... $140,424        $ 54,636       $ 53,464      $ 51,830      $ 17,106
     Contract research and license fees..........    9,257           3,666         11,062        17,956        11,910
     License restructuring  fee..................       --              --         50,000            --            --
     Sale of investment..........................       --              --          5,359            --            --
                                                  --------        --------       --------      --------      --------
          Total revenues.........................  149,681          58,302        119,885        69,786        29,016
Cost and expenses:
     Cost of sales...............................   99,850          40,654         33,183        30,937        20,759
     Research and development....................   26,118          31,081         38,762        61,201        54,341
     Selling, general and
        administrative...........................   46,993          32,839         31,137        29,006        20,602
     Amortization expense........................    4,367              --             --            --            --
     Interest and other, net.....................    2,298            (473)        (1,214)       (1,240)       (3,382)
     Restructuring charge........................   14,666              --          1,092            --            --
     Acquisition of in-process
         research and development................   29,200              --         18,269            --            --
     Litigation settlement.......................       --              --          4,000            --            --
                                                  --------        --------       --------      --------      --------
          Total costs and expenses...............  223,492         104,101        125,229       119,904        92,320
                                                  --------        --------       --------      --------      --------
Loss before income taxes.........................  (73,811)        (45,799)        (5,344)      (50,118)      (63,304)
Provision for income taxes.......................    2,884              --            550            --            --
                                                  --------        --------       --------      --------      --------
Net loss.........................................  (76,695)        (45,799)        (5,894)      (50,118)      (63,304)
Dividends on preferred stock,
     including undeclared
     cumulative dividends of
     $7,500 as of December 31, 1997..............    6,000           6,000          6,000         6,000         4,544
                                                  --------        --------       --------      --------      --------
Net loss applicable to common shares............. $(82,695)       $(51,799)      $(11,894)     $(56,118)     $(67,848)
                                                  ========        ========       ========      ========      ========
Basic and diluted net loss
 per common  share (1)........................... $  (1.15)       $  (1.41)      $   (.36)     $  (1.89)     $  (2.40)
                                                  ========        ========       ========      ========      ========
Shares used in computing per
  share amounts (1)..............................   71,800          36,624         33,231        29,670        28,294
                                                  ========        ========       ========      ========      ========
                                                                                    December 31,
                                                     ----------------------------------------------------------------------
                                                      1997 (3)          1996           1995           1994           1993
                                                     ----------     -----------     ----------     ----------     ----------
BALANCE SHEET DATA:
     Working capital................................. $  39,113       $  24,754      $  67,687      $  47,439      $  78,609
     Total assets....................................   363,205          89,550        118,560        109,866        136,431
     Long-term obligations,
      less current maturities........................    75,294             585             46             71          3,119
     Accumulated deficit.............................  (341,831)       (265,136)      (219,337)      (213,443)      (163,325)
     Stockholders' equity............................   187,543          67,999        102,303         83,778        112,859

(1) Computed on the basis described for net loss per share in Note 2 of Notes to Consolidated Financial Statements.

(2) Amounts in 1997 column include the results for Rakepoll Holding B.V. from February 28, 1997, the date of acquisition (see Note 1 of the Notes to Consolidated Financial Statements).

(3) Balance sheet data as of December 31, 1997 includes amounts relating to the acquisition of Rakepoll Holding B.V. and Diaspa S.p.A. (see Note 1 of the Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gensia Sicor has been unprofitable since its inception in 1986 and expects to incur additional operating losses at least through the first quarter of 1998. For the period from its inception to December 31, 1997, Gensia Sicor has incurred a cumulative net loss of $341.8 million.

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

RESULTS OF OPERATIONS

Years ended December 31, 1997, 1996 and 1995
--------------------------------------------

     In 1997, the Company reported a net loss applicable to common shares of $82.7 million (after preferred stock dividends of $6.0 million for the year, paid out at approximately $1.5 million each quarter) as compared to a net loss applicable to common shares of $51.8 million in 1996 (after preferred stock dividends of $3.0 million paid in September and December 1996 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends), and a net loss of $11.9 million in 1995 (after preferred dividends of $1.5 million paid in March 1995 and $4.5 million in undeclared and unpaid cumulative preferred stock
dividends).   The 1997 loss included an in-process research and development charge of $29.2 million recognized as a part of the purchase price for the Rakepoll Holding acquisition, along with a restructuring charge of $11.5 million related to the divestiture of an 81% interest in Automedics, and a one-time restructuring charge of $3.2 million for costs from relocating Gensia Sicor's headquarters from San Diego to Irvine, California. Total revenues for 1997 were $149.7 million as compared to $58.3 million in 1996, and $119.9 million in 1995. The 1995 revenues include a one-time non-refundable $50 million payment from The Upjohn Company as part of the restructuring of an agreement to develop, manufacture and market multisource oncolytic drugs in the U.S., and a one-time sale of $5.4 million of Gensia Sicor's stock holdings in Viagene, Inc. In addition, Gensia Sicor recorded a restructuring charge of $1.1 million in 1995 related to the elimination of 35 positions, most of which were part of its San Diego-based clinical research and data management groups.

     Product sales increased to $140.4 million in 1997, from $54.6 million in 1996 and from $53.5 million in 1995. Cost of sales in 1997 of $99.9 million yielded a product gross margin of 28.9%, compared to a cost of sales of $40.7 million in 1996 which yielded a gross margin of 25%, and a cost of sales of $33.2 million in 1995 which yielded a gross margin of 38%. The increase in both sales and gross margin during 1997 (compared to 1996) is due to the larger product sales base that resulted from the acquisition of Rakepoll Holding in February 1997 (Rakepoll Holding's product sales accounted for 58% of Gensia Sicor's 1997 revenues and 68% of the gross margin), along with improved margins for certain of Gensia Sicor Pharmaceuticals newer multisource injectable products launched during the year. In 1997, Laryngeal Mask sales accounted for $12.1 million of product revenues as compared to $9.3 million in 1996 and $6.9 million in 1995. Gross margins on sales of the Laryngeal Mask were 47% in 1997, 47% in 1996 and 47% in 1995. The Company's distribution agreement with the Laryngeal Mask Company, Ltd. ended on December 31, 1997. The Company did not enter into a new agreement to distribute the LMA products, and thus stopped selling these products effective December 31, 1997. The Company's overall higher gross margins in 1995 reflect sales of higher margin products at Gensia Sicor Pharmaceuticals, namely etoposide, doxorubicin and dobutamine. During 1995, etoposide was Gensia Sicor Pharmaceuticals' largest product. During 1995 and in early 1996 a number of competitors received FDA approval to market injectable etoposide, which had a material adverse impact on the Company's etoposide sales and margins in 1996 and 1997. Gensia Sicor Pharmaceuticals' revenues from etoposide were $2.0 million in 1997, $9.3 million in 1996, and $24.2 million in 1995. The Company expects product sales and gross margins to increase in 1998 compared to 1997 primarily from new product sales, including continued growth for Gensia Sicor Pharmaceuticals' products approved for sale in the U.S. during 1997 (e.g. dilitiazem, leucovorin calcium, dipyridamole and desmopressin), along with products which the Company expects to be approved for sale by regulatory agencies during 1998 (e.g. cyclosporine and hetastarch). Gensia Sicor may not be able to achieve this growth and new product approvals may not be obtained. If Gensia Sicor does not experience this planned growth it would have a significant adverse effect on the results of operations and financial condition of the Company.

     Contract research and license fees of $9.3 million in 1997 increased from $3.7 million in 1996, and decreased from $11.1 million in 1995. The increase in 1997 (compared to 1996) was primarily caused by the agreement with Sankyo in the area of diabetes research. The Company continued to receive contract research revenues through its research collaboration with Pfizer in the areas of pain and inflammation research. The decrease in 1997 and 1996 contract research from 1995 was primarily caused by the acquisition of Aramed, Inc. by Gensia Sicor in November 1995, which reduced contract revenue recognized from Aramed. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund a portion of Metabasis' research and development efforts; however, these discussions are early-stage and there is no assurance that any such agreement will be completed.

     Research and development expenses decreased to $26.1 million from $31.1 million in 1996, and $38.8 million in 1995. The decrease in expenses in 1997 compared to 1996 and 1995 was mostly the result of lower research spending by Metabasis. In addition, development spending at Automedics was lower in 1997 versus the previous year, offset by the inclusion of research and development expenses from the Rakepoll Holding companies which were not included in the earlier period results (the Rakepoll Holding companies accounted for 14% of 1997 research and development expenses). As discussed in the Research Activities section, the Company is considering several options, which if accomplished would eliminate ongoing expenses from its Metabasis research operation, causing future research and development expenses to trend downward from current levels. See "Research Activities" for further discussion. In addition, future research and development expenses will not include Automedics, as the Company divested an 81% interest in this subsidiary at the end of 1997.

     Selling, general and administrative expenses increased to $47.0 million in 1997 from $32.8 million in 1996, and from $31.1 million in 1995. The increases resulted primarily from the inclusion of Rakepoll Holding's selling, general and administrative expenses which were not included in earlier period results (expenses attributable to Rakepoll Holding accounted for 29% of 1997 total expenses), along with increased sales and marketing expenses for supporting Automedics's initial marketing efforts for the GenESA System. Selling, general and administrative expenses are expected to decrease slightly in 1998 as compared to 1997 expenses, due to a reduction of expenses from the Company having divested an 81% interest in Automedics at the end of 1997, offset by growth in expenses as the Company builds its sales and marketing organization to support the launch of newly approved multisource products. The amount of any such expense growth will depend, in part, upon the Company's success in gaining regulatory approval for additional multisource products. Expenses are also expected to grow as Gensia Sicor continues to integrate the Rakepoll Holding businesses.

     The Company recorded amortization expense of $4.4 million during 1997 related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding. The identified intangibles and goodwill from the Rakepoll Holding transaction generally consists of developed technology and goodwill, which carry average useful lives for amortization purposes of approximately 17 and 30 years, respectively. These intangible assets should result in approximately $5.5 million of yearly amortization expenses in 1998 and thereafter.

     Gensia Sicor had interest and other expenses of $2.3 million in 1997 compared to interest and other income of $0.5 million and $1.2 million in 1996 and 1995, respectively. The increase in expenses is due to a combination of higher interest expense from the inclusion of Rakepoll Holding, along with foreign currency exchange and translation net losses recognized by Rakepoll Holding's international operations during the year. The Company expects interest expense to increase slightly during 1998 to give effect for having Rakepoll Holding consolidated with Gensia Sicor for a full year, versus the ten month period in 1997.

     As a part of the Automedics divestiture, the Company recorded a charge of $11.5 million in December 1997. This restructuring charge reflected a $7.3 million write-off of intangible assets associated with products transferred into Automedics, specifically prepaid royalties for the GenESA System and Brevibloc rights. The intangible assets (the GenESA System and Brevibloc prepaid royalties) were written off because all future royalty payments required to be paid to the Company by Automedic's new majority owners, are contingent upon future Automedics product sales achieving certain milestones. The Company believes there is considerable risk that the product milestones will not be achieved. In addition, a $2.9 million loss was realized on the sale of Automedics' assets and liabilities, and $1.3 million of severance related expenses were recognized.

     The Company also recorded a restructuring charge of $3.2 million during the third quarter of 1997. The charge included expected costs related to the consolidation of the Company's headquarters from San Diego, California to Irvine, California where Gensia Sicor Pharmaceuticals occupies approximately 170,000 square feet of manufacturing, warehousing, laboratory and office space. This consolidation was completed during the first quarter of 1998.

     In the first quarter of 1995 the Company also recorded a restructuring charge of $1.1 million for the costs of severance payments, outplacement costs and other personnel costs associated with eliminating 35 positions, most of which were part of its San Diego-based clinical research and data management
groups.   Gensia Sicor also recorded a charge of $4.0 million in the first quarter of 1995 related to the settlement of class action litigation. Following notice to plaintiff classes and court hearing, on July 5, 1995 the Court approved a Stipulation of Settlement entered into between Gensia Sicor, Aramed and other defendants with the plaintiffs in all the actions and dismissed the action. The settlement resolved all claims and dismissed Gensia Sicor, Aramed and their officers and directors from the litigation without any admission or presumption of wrongdoing by the defendants. The settlement provided for the Company to contribute shares of its common stock having an aggregate value of $4.0 million, and for the Company's insurance carriers to contribute $13.0 million in cash. The settlement was effective and the dismissal of litigation final and no longer subject to appeal. The Company's stock in payment of plaintiff's attorney's fees (30% of the $4.0 million) was issued and transferred to the plaintiff's counsel in 1995, and the remainder was issued to class members in the first quarter of 1996.

     In 1997 and 1995 the Company recorded charges of $29.2 million and $18.3 million related to the value of in-process research and development acquired through the Rakepoll and Aramed acquisitions. The value assigned to in-process research and development was determined by outside parties and analysis performed by management. At the time of the Rakepoll acquisition, the Company established that continuing efforts to fully develop technology would require at least several years to advance the technology through clinical development and eventual approval by European and U.S. regulatory bodies. At the time of these acquisitions, the technological feasibility of the acquired in-process research and development had not yet been established and it was determined that the technology had no future alternative uses. Accordingly, the values assigned to in-process research and development were immediately charged to the statement of operations.

     Dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. Dividends on preferred stock of $6.0 million in 1997 consisted of payments of $1.5 million during each of the four quarters. Dividends on preferred stock of $6.0 million in 1996 consisted of $3.0 million in paid dividends and $3.0 million in undeclared and unpaid cumulative dividends, compared to paid dividends of $1.5 million and undeclared and unpaid cumulative dividends of $4.5 million in 1995. In order to reduce its cash usage, Gensia Sicor's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 1998, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If Gensia Sicor chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

     Income tax expense for 1997 increased to $2.9 million from zero for 1996, and $0.6 million in 1995. The increase in tax expense is attributable to the inclusion of Rakepoll Holding's profitable operations in Italy and Mexico. Although the Company reported a net loss for 1997, any taxable losses generated by the U.S. entities cannot be utilized to reduce taxable income generated by the foreign entities. As of December 31, 1997, the Company had federal tax net operating loss carryforwards of approximately $273.8 million and credit carryforwards of approximately $10.9 million. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of approximately $124.5 million and $5.3 million of the Company's net operating loss and credit carryforwards, respectively, may be limited because of a cumulative change in ownership of more than 50% which occurred within the three year period ending in 1993. However, the Company does not believe this change will have a material impact on the utilization of the net operating loss and credit carryforwards. The acquisition of Rakepoll Holding by Gensia Sicor caused a cumulative change in ownership of more than 50% within the three year period ending on February 28, 1997. This ownership change will have a material impact on the utilization of approximately $238.2 million and $10.3 million of net operating loss and credit carryforwards, respectively. Gensia Sicor's Section 382 limitation is estimated to be approximately $11.5 million per year. Unused annual limitations may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the built-in-gains (in excess of built-in-losses) in assets held by Gensia Sicor at the time of the ownership change that are recognized within the five-year period after the ownership change.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, Gensia Sicor had cash, cash equivalents and short-term investments of $41.6 million. During 1997 Gensia Sicor completed two private placements of Gensia Sicor units, which each consisted of common stock and warrants. The first placement in March 1997 raised approximately $17.0 million. The second placement in December 1997 raised approximately $14.4 million.

     In May 1997, the Company completed an agreement to privately place $20 million in convertible notes due in 2004. The notes bear a coupon of 2.675%. The notes are convertible into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $3.78 per share and include Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be cancelled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after closing. The terms of the agreement contain, among other provisions, requirements for maintaining defined levels of net worth and various financial ratios. A Registration Statement with respect to the resale of the shares of Common Stock into which the notes are convertible and for which the warrants are exercisable has been filed by the Company.

     As mentioned in the Research Activities section above, Gensia Sicor transferred in December 1997 its proprietary pharmaceutical research and development business into Metabasis. After this transfer, Sankyo made a $7.25 million equity investment in Metabasis for approximately 8% of the equity of this subsidiary. Sankyo's investment in Metabasis was made under the terms of an agreement announced in April 1997 between Sankyo and Gensia Sicor for a research collaboration to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. The terms of this agreement include payment to Metabasis of fees, research funding and potential milestone payments.

     The Company is continuing to pursue plans to establish Metabasis as an independent company. The Company's current 1998 operating plan includes continued funding of basic research activities at Metabasis primarily through collaborations with Pfizer and Sankyo. The Company is receiving contract research revenues though its collaborations with Pfizer for the research and development of drugs for the treatment of acute and chronic pain, and with
Sankyo for research related to diabetes, as discussed above.   To the extent the
Company is unable to establish Metabasis as an independent company and is unable to fund its research activities through collaborations with Sankyo and Pfizer, the Company plans to reduce its research expense to the level necessary to fulfill its obligations under the Pfizer and Sankyo agreements. The Company's product development efforts with Pfizer and Sankyo may not be successful, Pfizer and Sankyo may terminate their respective collaborations before any milestones are achieved, and Gensia Sicor may not be able to obtain the consents and financing necessary to establish Metabasis as an independent entity.

     SangStat invested $2.5 million in Gensia Sicor Common Stock in late December 1997, in connection with an amended agreement for the commercial supply of cyclosporine bulk drug substance. The investment by SangStat is being used to increase the Company's capacity for the production of cyclosporine bulk substance. Cyclosporine is a leading immunosuppressive drug used in transplantation to prevent graft rejection. An amended agreement with SangStat was entered into in March 1997, and its terms include the Company granting SangStat a non-exclusive right and license to use its cyclosporine formulation, and for Gensia Sicor to be the primary manufacturer to SangStat of commercial cyclosporine bulk substance for use in the production of finished product (subject to regulatory approval) for subsequent commercial sale and distribution in North America and Europe by SangStat.

     In December 1997, Sicor acquired a 50% interest in Diaspa, a private Italian pharmaceutical company specializing in bulk fermentation products. Sicor paid approximately $2.7 million in cash for its 50% interest in Diaspa. The remaining 50% interest in Diaspa was purchased by Archimica S.p.A., an Italian bulk pharmaceutical company in which Carlo Salvi, who represents Gensia Sicor's largest shareholder and is a director and Executive Vice President of Gensia Sicor, has a 50% beneficial ownership. The acquisition of Diaspa increases the Company's capacity for the production of cyclosporine bulk drug substance to meet expected demand from the long term cyclosporine supply agreement with SangStat.

     Gensia Sicor sold a parcel of land adjacent to its former corporate offices in San Diego in December 1997 for net proceeds of approximately $2.6 million. This transaction resulted in a gain on the sale of approximately $0.9 million.

     The Company's divestiture of an 81% interest in Automedics in December 1997 is intended to have the effect of reducing future operating losses and cash flow requirements associated with this business. Automedics incurred operating losses of approximately $11.1 million during 1997, including a $3.3 million loss during the fourth quarter of 1997. These Automedics losses were mostly attributed to sales and marketing costs for introducing the GenESA System, which in the United States, was approved for sale in September 1997. In addition, the Company transferred its rights and obligations under a development agreement with Protocol Systems, Inc. to Automedics. This assignment resulted in transferring the Company's obligation to purchase a minimum number of GenESA Systems from Protocol Systems, Inc. totaling approximately $3.4 million in 1998, $4.3 million in 1999, $4.3 million in 2000, $4.3 million in 2001, and $4.3 million in 2002. The Company remains liable for these obligations if Automedics does not fulfill these contractual commitments. In addition, Gensia Sicor has assigned certain agreements with Gensia Clinical Partners, L.P. to Automedics. If Automedics fails to comply with the provisions of these agreements, including using its best efforts to market the GenESA System and paying royalties on sales of the GenESA System to Gensia Clinical Partners, L.P., the Company remains liable for obligations under these agreements. Further, if Automedics chooses to exercise an option to purchase the limited partnership interest of Gensia Clinical Partners, L.P., Gensia Sicor has agreed to loan up to 50% of the aggregate amount of the payments made to exercise such option. This loan could equal approximately $11 million and may be funded in cash or stock. Automedics has agreed to repay Gensia Sicor within three years of any such funding.

     Gensia Sicor's distribution agreement with the Laryngeal Mask Company, Ltd. ended on December 31, 1997. The Company did not enter into a new agreement to distribute the LMA products, and thus stopped selling these products effective December 31, 1997. As of December 31, 1997, the Company held $1.2 million of LMA inventory, which it sold to the Laryngeal Mask Company, Ltd. in February 1998 for its original cost. In addition, at December 31, 1997 the Company held approximately $2.0 million of accounts receivable associated with LMA sales. Most of this balance was collected during the first quarter of 1998.

     Gensia Sicor expects to incur additional costs, including the cost of sales and marketing activities to support anticipated product launches and increased emphasis on commercial activities. The planned spending on sales and marketing activities during 1998 related to promoting products is approximately $14.4 million. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity, including expansion of facilities in Italy to produce cyclosporine and to complete an oncology product development and manufacturing facility at Gensia Sicor Pharmaceuticals in Irvine, California. Future commitments relating to these planned capital expenditures in Italy and Irvine, California, along with other planned capital expenditures are estimated to total $18 million during 1998. This capital commitment is anticipated to be funded from future revenues generated by products manufactured at these sites. Increased spending will also be required to integrate the Gensia Sicor and Rakepoll Holding businesses. The amount of such additional costs, as well as the increased spending necessary for working capital and capital requirements, will depend on numerous factors including the successful integration of the Gensia Sicor companies, improvements in the sales and profitability of Sicor, Lemery and Gensia Sicor Pharmaceuticals, the approval and successful marketing of new products at Gensia Sicor Pharmaceuticals in the U.S., and the Company's ability to obtain approval and market injectable products in the international market. The Company has commitments to finance the expansion of the oncology facility largely through lease and debt financing secured against certain assets of Gensia Sicor Pharmaceuticals. Such financing may not continue to be available on attractive terms, or at all.

     In June 1997, Sicor entered into a Mid-Term Financing Contract with Interbanca S.p.A. in the amount of Lit. 15,000,000,000 (fifteen billion Italian lira) or approximately $8.5 million. Under the terms of the agreement, the funds are to be used for the construction and improvement of Sicor facilities and the purchase of equipment. Sicor will make payments of interest only through March 15, 1999. Commencing on September 15, 1999, Sicor will make principal and interest payments through March 15, 2005. Interest is computed and is adjusted on a quarterly basis to equal a rate based upon the London Interbank Offered Rate ("LIBOR"). The loan is secured by certain real estate and other assets of Sicor and guaranteed by Rakepoll Holding. At December 31, 1997, there was approximately $8.5 million in borrowings outstanding under the contract.

     The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash on hand at December 31, 1997 of $41.6 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1998. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will continue to pursue equity, debt and lease financing, or a combination of these, for its capital needs. In addition, as the Company has indicated, it may seek equity funds to finance Metabasis. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure operations to continue operations.

     Significant changes in operating assets and liabilities during the year ended 1997, included a $40.5 million increase in accounts receivable, a $27.0 million increase in inventories, a $27.0 million increase in accounts payable, a $12.8 million increase in other accrued liabilities, and a $6.1 million increase in prepaid expenses and other assets. These significant changes in operating assets and liabilities were impacted by the inclusion of Rakepoll Holding assets and liabilities at December 31, 1997 as follows: $33.9 million in accounts receivable, $28.8 million in inventory, $26.4 million in accounts payable, $5.3 million in accrued liabilities, and $6.1 million in prepaid expenses and other assets. Other significant cash flows during the year 1997 included $11.3 million for the transaction costs associated with the acquisition of Rakepoll Holding as of February 28, 1997, net of cash acquired of $2.2 million, $19.0 million received from the issuance of $20 million in convertible notes and warrants, $44.8 million received from the issuance of common stock and warrants, primarily as a result of a private placement of 4.2 million shares of Gensia Sicor Common Stock in March 1997 and a private placement of 2.5 million shares of Gensia Sicor Common Stock in December 1997, and $24.3 million expended on property and equipment.

     The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through
March 1, 1995.   Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At December 31, 1997, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

IMPACT OF YEAR 2000

     The Company is currently developing a plan to insure that its systems and software infrastructure are Year 2000 compliant. Key financial, information and operational systems will be assessed and plans will be developed to address required systems modifications. Given the size of the Company's systems and the relative age of the hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its current and future partners' systems are Year 2000 compliant. To the extent that partners would be unable to order products or pay invoices or suppliers would be unable to manufacture and ship product, the Company's operations could be affected. However, management does not believe that Year 2000 changes will have a material impact on the Company's business, financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Ernst & Young LLP, Independent Auditors......................  F-1

Consolidated Balance Sheets at December 31, 1997 and 1996..............  F-2

Consolidated Statements of Operations for each of the three
years in the period ended December 31, 1997............................  F-3

Consolidated Statement of Stockholders' Equity for each of
the three years in the period ended December 31, 1997..................  F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1997............................  F-5

Notes to Consolidated Financial Statements.............................  F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gensia Sicor Inc.

We have audited the accompanying consolidated balance sheets of Gensia Sicor Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gensia Sicor Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                        ERNST & YOUNG LLP


San Diego, California
March 4, 1998

                              GENSIA SICOR INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except par value data)

                                    ASSETS
                                                                               December 31,
                                                                        ----------------------------
                                                                            1997           1996
                                                                        -------------  -------------
Current assets:
     Cash and cash equivalents...........................................    $ 41,624        $16,271
     Short-term investments..............................................          --          5,096
     Accounts receivable.................................................      45,532          5,038
     Inventories.........................................................      43,952         16,999
     Other current assets................................................       8,373          2,316
                                                                             --------        -------
          Total current assets...........................................     139,481         45,720

Property and equipment, net..............................................      95,243         33,657
Other noncurrent assets..................................................      10,759          8,148
Intangibles, net.........................................................      49,825          2,025
Goodwill, net............................................................      67,897             --
                                                                             --------        -------
                                                                             $363,205        $89,550
                                                                             ========        =======
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable....................................................   $  38,152      $  11,138
     Accrued payroll and related expenses................................       4,094          3,057
     Other accrued liabilities...........................................      18,454          6,700
     Short-term borrowings...............................................      35,581             --
     Current portion of long-term debt...................................       3,487             --
     Current portion of capital lease obligations........................         600             71
                                                                            ---------      ---------
          Total current liabilities......................................     100,368         20,966

Other long-term liabilities..............................................       6,547            500
Long-term debt, less current portion.....................................      42,668             --
Long-term capital lease obligations, less current
 portion.................................................................         525             85
Deferred taxes...........................................................      22,228             --
Minority interest........................................................       3,326             --

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 5,000
      shares authorized, 1,600 shares issued and
      outstanding, liquidation preference of $80,000.....................          16             16
     Common stock, $.01 par value, 125,000 shares
      authorized, 78,649 and 39,658 shares issued
      and outstanding at December 31, 1997 and 1996,
      respectively.......................................................         786            396
     Additional paid-in capital..........................................     529,448        332,778
     Accumulated deficit.................................................    (341,831)      (265,136)
     Unearned compensation...............................................          --            (55)
     Foreign currency translation adjustment.............................        (876)            --
                                                                            ---------      ---------
          Total stockholders' equity.....................................     187,543         67,999
                                                                            ---------      ---------
                                                                            $ 363,205      $  89,550
                                                                            =========      =========

                            See accompanying notes.

                              GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                       Years Ended December 31,
                                                            --------------------------------------------
                                                                1997           1996            1995
                                                            -------------  -------------  --------------
Revenues:
     Product sales...........................................   $140,424       $ 54,636        $ 53,464
     Contract research and license fees
      (including $6,550 from affiliates in 1995).............      9,257          3,666          11,062
     License restructuring fee...............................         --             --          50,000
     Sale of investment......................................         --             --           5,359
                                                                --------       --------        --------
          Total revenues.....................................    149,681         58,302         119,885
Costs and expenses:
     Cost of sales...........................................     99,850         40,654          33,183
     Research and development................................     26,118         31,081          38,762
     Selling, general and administrative.....................     46,993         32,839          31,137
     Amortization expense....................................      4,367             --              --
     Interest and other, net.................................      2,298           (473)         (1,214)
     Restructuring charge....................................     14,666             --           1,092
     Acquisition of in-process research
      and development........................................     29,200             --          18,269
     Litigation settlement...................................         --             --           4,000
                                                                --------       --------        --------
          Total costs and expenses...........................    223,492        104,101         125,229
                                                                --------       --------        --------
Loss before income taxes.....................................    (73,811)       (45,799)         (5,344)
Provision for income taxes...................................      2,884             --             550
                                                                --------       --------        --------
Net loss.....................................................    (76,695)       (45,799)         (5,894)

Dividends on preferred stock.................................      6,000          6,000           6,000
                                                                --------       --------        --------
Net loss applicable to common shares.........................   $(82,695)      $(51,799)       $(11,894)
                                                                ========       ========        ========
Basic and diluted net loss per common share..................   $  (1.15)      $  (1.41)       $   (.36)
                                                                ========       ========        ========
Shares used in computing basic and diluted
     net loss per common share...............................     71,800         36,624          33,231
                                                                ========       ========        ========



                            See accompanying notes.

                               GENSIA SICOR INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 1997
                                (in thousands)

                                           Convertible                                                      Contingent
                                          Preferred Stock                   Common Stock                    Value Rights
                                        ----------------------          ----------------------          ----------------------
                                        Shares          Amount          Shares          Amount          Shares          Amount
                                        ------          ------          ------          ------          ------          ------
   Balance at December 31, 1994........ 1,600           $   16          32,283          $  323              --          $   --
Issuance of common stock...............                                    260               2
Cash dividends on preferred stock......
Net proceeds from issuance of
  warrants in connection with
  Aramed --1996 portion................
Unrealized loss on available-for-
  sale securities......................
Unearned compensation related to
  issuance of common stock, net........
Amortization of unearned compensation..
Litigation settlement..................                                    268               3
Issuance of common stock and CVRs in
  Aramed acquisition...................                                  1,830              18           2,875           2,875
Warrant amortization related to
  Aramed acquisition...................
Net loss...............................
                                        ------          ------          ------          ------          ------          ------
   Balance at December 31, 1995........  1,600              16          34,641             346           2,875           2,875
Issuance of common Stock...............                                  2,914              29
Cash dividends on preferred stock......
Unearned compensation related to
  issuance of common stock, net........                                    (74)             (1)
Amortization of unearned compensation..
Issuance of litigation shares..........                                    532               5
Issuance of payment on CVRs in Aramed
  acquisition..........................                                  1,645              17          (2,875)         (2,875)
Net loss...............................
                                        ------          ------          ------          ------          ------          ------
   Balance at December 31, 1996........  1,600              16          39,658             396              --              --
Issuance of common stock...............                                 38,991             390
Cash dividends on preferred stock......
Unrealized gain on available-for-sale
  securities...........................
Issuance of warrants...................
Amortization of unearned compensation..
Investment by Sankyo in Metabasis
  Therapeutics, Inc. ..................
Net loss...............................
Cumulative translation adjustments.....
                                        ------          ------          ------          ------          ------          ------
   Balance at December 31, 1997........  1,600          $   16          78,649          $  786              --          $   --
                                        ======          ======          ======          ======          ======          ======


                                                Additional                                        Cumulative          Total
                                                  Paid-in        Accumulated       Unearned       Translation      Stockholders'
                                                  Capital          Deficit       Compensation      Adjustment         Equity
                                                -----------      -----------     ------------      -----------      -----------
   Balance at December 31, 1994........         $  299,018        $ (213,443)      $  (2,136)        $     --       $   83,778
Issuance of common stock...............                459                                                                 461
Cash dividends on preferred stock......             (1,488)                                                             (1,488)
Net proceeds from issuance of
  warrants in connection with
  Aramed --1996 portion................              2,409                                                               2,409
Unrealized loss on available-for-
  sale securities......................               (712)                                                               (712)
Unearned compensation related to
  issuance of common stock, net........                492                              (492)                               --
Amortization of unearned compensation..                                                1,528                             1,528
Litigation settlement..................              3,997                                                               4,000
Issuance of common stock and CVRs in
  Aramed acquisition...................              8,631                                                              11,524
Warrant amortization related to
  Aramed acquisition...................              6,697                                                               6,697
Net loss...............................                               (5,894)                                           (5,894)
                                                ----------       -----------      ----------       ----------       ----------
Balance at December 31, 1995...........            319,503          (219,337)         (1,100)              --          102,303
Issuance of common stock...............             13,384                                                              13,413
Cash dividends on preferred stock......             (3,008)                                                             (3,008)
Unearned compensation related to
  issuance of common stock, net........                 46                                10                                55
Amortization of unearned compensation..                                                1,035                             1,035
Issuance of litigation shares..........                 (5)                                                                 --
Issuance of payment on CVRs in Aramed
  acquisition..........................              2,858                                                                  --
Net loss...............................                              (45,799)                                          (45,799)
                                                ----------       -----------      ----------       ----------       ----------
   Balance at December 31, 1996........            332,778          (265,136)            (55)              --           67,999
Issuance of common stock...............            191,069                                                             191,459
Cash dividends on preferred stock......             (6,000)                                                             (6,000)
Unrealized gain on available-for-sale
  securities...........................                  4                                                                   4
Issuance of warrants...................              3,571                                                               3,571
Amortization of unearned compensation..                776                                55                               831
Investment by Sankyo in Metabasis
  Therapeutics, Inc....................              7,250                                                               7,250
Net loss...............................                              (76,695)                                          (76,695)
Cumulative translation adjustments.....                                                                  (876)            (876)
                                                ----------       -----------      ----------       ----------       ----------
   Balance at December 31, 1997........         $  529,448       $  (341,831)     $       --       $     (876)      $  187,543
                                                ==========       ===========      ==========       ==========       ==========



                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                               Years Ended December 31,
                                                                      --------------------------------------------
                                                                          1997            1996            1995
                                                                      ------------    ------------    ------------
Cash flows from operating activities:
Net loss.............................................................. $  (76,695)     $  (45,799)     $   (5,894)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
     Depreciation and amortization....................................     14,320           5,115           7,941
     (Gain) loss on disposal of property and equipment................       (850)            878              --
     Deferred income tax..............................................     (1,652)             --              --
     Litigation settlement............................................         --              --           4,000
     Charge for acquired in-process research and
        development...................................................     29,200              --          18,269
     Inventory purchase price allocation adjustments..................      4,416              --              --
     Restructuring charge.............................................     14,666              --              --
Changes in operating assets and liabilities, net of
  effects from acquisitions and divestitures:
     Accounts receivable..............................................    (10,782)          4,577          (3,653)
     Inventories......................................................      1,073          (5,437)         (3,910)
     Prepaid expenses and other assets................................      5,142            (657)          4,542
     Accounts payable and accrued expenses............................     (6,413)          5,493          (8,678)
                                                                       ----------      ----------      ----------
        Net cash provided by (used in) operating activities...........    (27,575)        (35,830)         12,617

Cash flows from investing activities:
     Acquisitions of businesses, net of $2,232 cash acquired..........    (10,975)             --          (1,764)
     Proceeds from short-term investments.............................     18,747         192,658         186,623
     Purchases of short-term investments..............................    (13,651)       (186,315)       (166,178)
     Acquisition of intangible asset..................................     (5,593)             --              --
     Proceeds from Sankyo's investment in Metabasis...................      7,250              --              --
     Purchases of property and equipment..............................    (24,291)        (12,701)         (3,838)
     Proceeds from sale of property...................................      2,911             136              --
     Other............................................................        187             641             (40)
                                                                       ----------      ----------      ----------
        Net cash provided by (used in) investing activities...........    (25,415)         (5,581)         14,803

Cash flows from financing activities:
     Payments of cash dividends on preferred stock....................     (6,000)         (3,008)         (1,488)
     Issuance of common stock and warrants, net.......................     44,848          13,468             461
     Change in short-term borrowings..................................     10,442              --              --
     Issuance of long-term debt.......................................     32,694             206             268
     Issuance of capital lease obligations............................        731              --              --
     Principal payments on long-term debt.............................     (2,115)           (302)         (2,544)
     Principal payments on capital lease obligations..................       (969)           (103)            (67)
     Payments for debt issuance costs.................................       (931)             --              --
                                                                       ----------      ----------      ----------
        Net cash provided by (used in) financing activities...........     78,700          10,261          (3,370)
                                                                       ----------      ----------      ----------
Effect of exchange rate changes on cash...............................       (357)             --              --
                                                                       ----------      ----------      ----------
Increase (decrease) in cash and cash equivalents......................     25,353         (31,150)         24,050
Cash and cash equivalents at beginning of year........................     16,271          47,421          23,371
                                                                       ----------      ----------      ----------
Cash and cash equivalents at end of year.............................. $   41,624      $   16,271      $   47,421
                                                                       ----------      ----------      ----------
Supplemental disclosure of cash flow information:
     Interest paid.................................................... $    2,657      $       82      $      783
     Income taxes paid................................................      3,737             605              --
Supplemental schedule of non-cash investing and financing
  activities:
     Discount on long-term debt.......................................      3,571              --              --
     Common Stock and CVRs issued to acquire net assets of
       businesses:
        Fair value of assets acquired, other than cash................    206,933              --           2,907
        Liabilities assumed...........................................    (81,270)             --          (1,215)

                            See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



1.   BASIS OF PRESENTATION

     ORGANIZATION

     Gensia Sicor Inc., formerly known as Gensia, Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor's business. Also in December 1997, as part of the Gensia Sicor restructuring, the Company completed the transfer of its licensed and proprietary medical products into Gensia Automedics, Inc. ("Automedics") in exchange for certain milestone and other contingent payments. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics to private investors. Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The newly combined company is headquartered in Irvine, California.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned except for 50% owned Diaspa and 92% owned Metabasis Therapeutics, Inc ("Metabasis"). The five wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Aramed, Inc., Gensia Development Corporation and Genchem Pharma Ltd. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheet at December 31, 1997 includes the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the year ended December 31, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition), through December 31, 1997, only. Minority interest represents minority shareholders' proportionate share of the equity in the Company's consolidated subsidiaries, Diaspa and Metabasis. The accompanying financial statements do not include the operations of Diaspa as the acquisition was completed in late December 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash, cash equivalents and short-term investments consist of highly liquid debt instruments. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for inventories of Lemery, Sicor de Mexico and Gensia Sicor Pharmaceuticals. Cost is determined by the last-in, first-out (LIFO) method for the Company's Italian subsidiaries.

     PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

           Building and building improvements     11 to 20 years
           Machinery and equipment                 3 to 15 years
           Office furniture and equipment          3 to 12 years

     INTANGIBLE ASSETS

     The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including developed technology, trademarks and assembled workforce, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to purchase of proprietary technology rights. Amortization of intangible assets is computed on the straight-line method over the following estimated life:

           Technology rights                    5 years
           Assembled workforce                  5 years
           Developed technology                 17 years
           Trademarks                           30 years
           Goodwill                             30 years

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

     FINANCIAL INSTRUMENTS

     Off-balance sheet financial instruments such as foreign currency forward contracts are valued at market prices with the resulting gains and losses recognized in the statement of operations as foreign currency exchange results. The Company does not hold or issue financial instruments for trading purposes. The Company values financial instruments as required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts of cash, accounts receivable, short-term debt and long-term, and variable-rate debt approximate fair value. The Company estimates that the carrying value of long-term fixed rate debt approximates fair value based on the Company's estimated current borrowing rates for debt with similar maturities.

     RESEARCH AND DEVELOPMENT EXPENSES

     All costs of research and development, including those incurred in relation to the Company's collaborative agreements, are expensed in the period incurred.

     REVENUE RECOGNITION

     For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized in accordance with the terms of the contract as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. Nonrefundable license fees in connection with research and development agreements are recognized on the straight-line method over the term of the contract. Product sales revenues are recorded as products are shipped.

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

     NET LOSS PER SHARE

     Net loss per share is computed by dividing net loss, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during the year.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). The new Standard is effective for financial statements for periods ending after December 15, 1997, and must be applied retroactively. SFAS 128 simplifies the standards for computing earnings per share and

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



requires presentation of two new amounts, basic and diluted earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and such adoption has had no effect on the previously reported earnings per share. Diluted loss per share including shares issuable upon exercise of outstanding stock options and warrants has not been presented since the effects of such conversions and exercises would be anti-dilutive.

     STOCK-BASED COMPENSATION

     During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25").   Accordingly, the
Company has provided pro forma disclosures of results of operations as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

     FOREIGN CURRENCY TRANSLATION

     The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in the cumulative translation adjustment, a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. The functional currency of Lemery has been the Mexican peso. In accordance with SFAS 52, the net assets of Lemery were remeasured to the U.S. dollar during the second quarter of 1997 as a result of a hyper-inflationary economy in Mexico and, accordingly, gains and losses from balance sheet translation adjustments are included in net earnings. The functional currency of Sicor de Mexico is the U.S. dollar.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosure About Segments of An Enterprise and Related Information" ("SFAS 131"). The Company intends to adopt SFAS 130 in 1998 and operating results of prior periods will be reclassified. The Company's only component of other comprehensive income has been unrealized gains and losses on available-for-sale securities and the foreign currency translation adjustment which is currently reported as part of stockholders' equity. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS 130 and SFAS 131 will have a material impact on the Company's results of operations, cash flows, or financial position.

     RECLASSIFICATIONS

     Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



3.   ACQUISITIONS

     RAKEPOLL HOLDING B.V.

     On February 28, 1997, after shareholder approval, Gensia Sicor acquired all of the outstanding shares of capital stock of Rakepoll Holding from Rakepoll Finance in exchange for 29,500,000 shares of the Company's Common Stock and $100,000. The transaction was accounted for using the purchase method. The total purchase price was $157.1 million, which was comprised of the fair value of Common Stock issued of $146.6 million, acquisition costs of $10.4 million, and a cash payment of $100,000.

     Based on the purchase price of $157.1 million, allocation of the total acquisition cost is as follows (in thousands):

      Net tangible assets................................  $ 30,132
      Developed technology...............................    45,000
      Other intangibles..................................     6,870
      In-process research and development................    29,200
      Deferred income tax................................   (22,776)
      Goodwill...........................................    68,669
                                                           --------
           Total.........................................  $157,095
                                                           ========

     The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the fair value of identified assets and liabilities of $45.9 million and the deferred income tax liability of $22.8 million were recorded as goodwill, which is being amortized over its estimated life of 30 years. The value assigned to in-process research and development was determined by outside parties. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and it was determined that the technology had no future alternative uses. Accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes.

     DIASPA, S.P.A.

     In December 1997, Sicor purchased a 50% equity interest in Diaspa, an Italian company engaged in the manufacture of certain raw materials used in Sicor's business for $2.7 million. The remaining 50% interest in Diaspa was purchased by Archimica S.p.A. ("Archimica"), an Italian bulk pharmaceutical company in which an individual who represents Gensia Sicor's largest shareholder and is a Director and Executive Vice President, has a 50% beneficial ownership. For financial reporting purposes, the acquisition of 50% of Diaspa's net assets was accounted for using the purchase method and resulted in recording a deferred income tax liability of $3.4 million. Archimica's 50% interest in Diaspa of approximately $3.3 million has been reported as minority interest in the Company's consolidated balance sheet at December 31, 1997.

     The following unaudited pro forma data reflects the combined results of operations of the Company, Rakepoll Holding and Diaspa as if the acquisition had occurred on January 1, of the respective year (in thousands, except per share data):

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


                                                                           December 31,
                                                                      1997             1996
                                                                 ---------------  --------------
         Total revenues............................................    $176,922        $152,166
         Net loss after preferred stock dividends..................     (85,872)        (76,244)
         Basic and diluted net loss per share......................    $  (1.16)       $  (1.15)

     ARAMED, INC.

     In late 1991, the Company formed Aramed, Inc. ("Aramed"), which became a publicly owned company, to accelerate the discovery, research and development of certain compounds (the "Aramed Products") utilizing the Company's ARA technology. The Company licensed to Aramed certain technology to develop and commercialize the Aramed Products in the United States, Canada and Europe. Aramed engaged the Company to perform research and development with respect to three program areas: second generation ARAs for the intravenous treatment of acute cardiovascular disorders, ARAs for the oral and intravenous treatment of certain seizure disorders and ARAs and adenosine agonists for the intravenous treatment of acute cerebrovascular disorders.

     In November 1995, the Company acquired Aramed, which became a wholly-owned subsidiary of the Company. The consideration paid for each Aramed share was (a) $8.00 in cash, (b) approximately 0.64 of a share of Company's Common Stock, and
(c) one contingent value right ("CVR") that represented the right to receive additional shares of the Company or cash (at the Company's option) based upon specified formulas. In April and December 1996, the Company issued 1,645,679 shares in the aggregate to satisfy the CVR rights.

     The acquisition of Aramed was accounted for using the purchase method and, accordingly, the consolidated financial statements include the operations of Aramed from its date of acquisition. The total purchase price, including acquisition costs of $1.4 million, was $42.6 million which was comprised primarily of a cash payment of $23 million to Aramed stockholders, the fair value of Common Stock issued ($8.6 million), the fair value of the contingent value rights issued ($2.9 million) and approximately $6.7 million related to the write-off of the unamortized receivable related to the original issue of the Company warrants in the Aramed Unit Offering. Based on the purchase price of $42.6 million, net of the fair market value of the assets acquired ($24.3 million, including cash of $22.6 million), the Company allocated $18.3 million to acquired in-process research and development. The value assigned to in-process research and development was determined by outside parties and analysis performed by management. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and it was determined that the technology had no future alternative uses. Accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes.

4.   RELATED PARTIES

     The Company has agency agreements with Alco Chemicals ("Alco").   In
September 1996, the majority shareholder of Alco acquired a majority of the outstanding shares of Rakepoll Finance N.V., which owns approximately 37% the Company's outstanding Common Stock. The same majority shareholder of Alco is also an Executive Vice President and director of the Company.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

     Under the terms of its agreements with the Company, Alco is to receive commissions equal to 4% of sales to third-party non-Italian customers. The agreements are in place for five years, unless there is a change in control of Alco. The agreement permits the Company to sell its products directly or through other agents. If the Company pays commissions that are less than the contractual commission percentage to such agents, the Company must pay the differential between the commissions paid and the contractual percentage to Alco. Commission expenses relating to Alco were approximately $1,980,000 for the year ended December 31, 1997 and the net outstanding payable to Alco at December 31, 1997 was $1,070,000.

     Lemery in Mexico purchases raw materials and supplies from two companies called Megafarma, S.A. de C.V. ("Megafarma") and Interquim, S.A. de C.V. ("Interquim"). Lemery's Managing Director and Director of Operations have beneficial ownership in both Megapharma and Interquim. The combined material and supply purchases made by Lemery during 1997 from these two companies totaled approximately $2.1 million.

     Sicor purchased a 50% equity interest in Diaspa (see Note 3) in December 1997 for approximately $2.7 million. The remaining 50% interest of Diaspa was purchased by Archimica, a company in which an individual who represents Gensia Sicor's largest shareholder and is a Director and Executive Vice President, has a 50% beneficial ownership. At December 31, 1997, the Company has a net receivable balance from Archimica of $43,000.

5.   COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS

                                                                                      December 31,
                                                                                  1997             1996
                                                                            ----------------  ---------------
              Receivables (in thousands):
                 Trade receivables............................................      $47,517          $ 6,111
                 Less allowance for doubtful accounts.........................       (1,985)          (1,073)
                                                                                    -------          -------
                                                                                    $45,532          $ 5,038
                                                                                    =======          =======

     Approximately $21,100,000 of trade receivables at December 31, 1997 was pledged as security for short-term borrowings (see Note 8).

               Inventories (in thousands):
                    Raw materials.............................................      $16,332          $ 7,202
                    Work-in-process...........................................        6,182            1,362
                    Finished goods............................................       23,363            9,976
                                                                                    -------          -------
                                                                                     45,877           18,540
                    Less reserve..............................................       (1,925)          (1,541)
                                                                                    -------          -------
                                                                                    $43,952          $16,999
                                                                                    =======          =======

               Other current assets (in thousands):
                    Prepaid expenses..........................................      $ 2,357          $   982
                    VAT receivable............................................        2,230               --
                    Other taxes receivable....................................        1,492               --
                    Other receivables.........................................        2,294            1,334
                                                                                    -------          -------
                                                                                    $ 8,373          $ 2,316
                                                                                    =======          =======

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


                                                                                      December 31,
                                                                                  1997             1996
                                                                            ----------------  ---------------
Property and equipment (in thousands):
      Land and land improvements...............................................    $  1,530         $  1,800
      Buildings and building improvements......................................      19,903            7,412
      Machinery and equipment..................................................      76,306           28,144
      Office furniture and equipment...........................................       5,221            3,814
      Construction in progress.................................................      15,273            8,964
                                                                                   --------         --------
                                                                                    118,233           50,134
      Less accumulated depreciation and amortization...........................     (22,990)         (16,477)
                                                                                   --------         --------
                                                                                   $ 95,243         $ 33,657
                                                                                   ========         ========

     At December 31, 1997 and 1996, equipment acquired under capital lease obligations totaled $3,177,000 and $234,000, respectively. Such leased equipment is included in property and equipment, net of accumulated amortization of $289,000 and $51,000 at December 31, 1997 and 1996, respectively.

     Depreciation expense, including amortization of capital leases, was $8,951,000, $3,277,000 and $3,704,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

Other noncurrent assets (in thousands):
       Restricted short-term investment.......................................       $ 4,925         $5,500
       Deferred tax asset.....................................................         1,720             --
       Investment in Gensia Automedics, Inc...................................         1,839             --
       Other..................................................................         2,275          2,648
                                                                                     -------         ------
                                                                                     $10,759         $8,148
                                                                                     =======         ======


Intangibles (in thousands):
       Developed technology....................................................      $45,000          $   --
       Trademarks..............................................................        4,600              --
       Assembled workforce.....................................................        2,270              --
       Technology rights.......................................................          912              --
       Licenses................................................................           --           3,000
                                                                                     -------          ------
                                                                                      52,782           3,000
       Less accumulated amortization...........................................       (2,957)           (975)
                                                                                     -------          ------
                                                                                     $49,825          $2,025
                                                                                     =======          ======

Goodwill (in thousands):
  Goodwill.....................................................................      $69,552   $          --
  Less accumulated amortization................................................       (1,655)             --
                                                                                     -------   -------------
                                                                                     $67,897   $          --
                                                                                     =======   =============

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


                                                                December 31,
                                                            1997            1996
                                                           -------         ------
Other current accrued liabilities (in thousands):
       Deferred tax liability..........................    $ 3,247         $   --
       Restructuring accrual...........................      3,184             --
       Deferred revenue................................      1,229          1,771
       VAT payable.....................................      1,218             --
       Other taxes payable.............................      3,022            397
       Other...........................................      6,554          4,532
                                                           -------         ------
                                                           $18,454         $6,700
                                                           =======         ======

Other long-term liabilities (in thousands):
       Severance indemnities...........................     $2,977           $ --
       Contamination reserve...........................      2,834             --
       Deferred revenue................................        611            500
       Other...........................................        125             --
                                                            ------           ----
                                                            $6,547           $500
                                                            ======           ====

     Severance indemnity is paid in Italy to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

6.   RESTRUCTURING CHARGE

     The Company recorded a restructuring charge of $1.1 million in 1995 related to a reduction of its San Diego-based clinical research and data management groups. The charge included expected costs of severance payments, outplacement costs and other personnel costs associated with the restructuring.

     In December 1997, the Company relocated its corporate staff from San Diego, California to Irvine, California to improve operating efficiencies and reduce operating costs. The Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, occupies approximately 170,000 square feet of manufacturing, warehousing, laboratory and office space in Irvine. In connection with the relocation, the Company recorded a non-recurring charge of $3.2 million in the third quarter of 1997.

     In December 1997 the Company divested an 81% interest in Automedics in order to reduce future operating losses and cash flow requirements associated with this business. In anticipation of this divestiture, Gensia Sicor transferred its licensed and proprietary medical products, including the GenESA(R) System, Brevibloc(R), and the AutoHep(TM) System (previously called the Feedback Controlled Heparin System) to Automedics in exchange for future royalty and milestone payments, and subordinated preferred shares of Automedics. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics to private investors for $6.0 million, which resulted in decreasing Gensia Sicor's beneficial ownership of Automedics to 19%. Due to the contingent nature of the potential royalty and milestone payments, Gensia
Sicor recorded a charge of approximately $11.5 million in the fourth quarter of 1997, including the write-off of approximately $7.3 million of intangible assets related to the products transferred to Automedics. Gensia Sicor assigned certain agreements to Automedics, and remains contingently liable if Automedics does not fulfill the contractual obligations. The contingent obligations could exceed $20 million. Additionally, if Automedics exercises a purchase option related to certain product rights transferred by the Company, Gensia Sicor has agreed to loan to

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

Automedics up to 50% of the aggregate amount of the payments made to exercise such option. This loan could equal approximately $11 million and may be funded in cash or stock. Automedics has agreed to repay Gensia Sicor within three years of any such funding. The following summarizes the significant components of the Company's Automedics restructuring charge included in the consolidated statement of operations (in thousands):

                                                                              Year ended
                                                                               December
                                                                                31,1997
                                                                            ---------------
Write-off of intangible assets...................................................   $ 7,318
Loss in net assets transferred...................................................     2,888
Severance and related benefits...................................................     1,276
                                                                                    -------
                                                                                    $11,482
                                                                                    =======

7.    INVESTMENTS

      The following is a summary of available-for-sale securities (in thousands):

                                                           Available-for-Sale Securities
                                            ------------------------------------------------------------
                                                              Gross          Gross          Estimated
                                                           Unrealized      Unrealized         Fair
                                                Cost          Gains          Losses           Value
                                            ------------  -------------  --------------  ---------------
December 31, 1997:
------------------
   U.S. government securities.................   $   791             --  $           --          $   791
   U.S. corporate securities..................        --             --              --               --
                                                 -------  -------------  --------------          -------
                                                 $   791             --  $           --          $   791
                                                 =======  =============  ==============          =======

December 31, 1996:
------------------
   U.S. government securities.................   $ 6,696  $           1  $           --          $ 6,697
   U.S. corporate securities..................     7,143             --              --            7,143
                                                 -------  -------------  --------------          -------
                                                 $13,839  $           1  $           --          $13,840
                                                 =======  =============  ==============          =======

     At December 31, 1997 and 1996, the available-for-sale securities included in cash and cash equivalents totaled $791,000 and $8,744,000, respectively.

     The gross realized gains on sales of available-for-sale securities totaled $0 and $1,000 in 1997 and 1996, respectively. The gross realized losses totaled $1,000 and $5,000 in 1997 and 1996, respectively. The net unrealized gain of $1,000 in 1996 is included in additional paid-in capital. The unrealized gains or losses had no cash effect and are therefore not reflected in the consolidated statement of cash flows.

     At December 31, 1997, the contractual maturities of all of the Company's available-for-sale investments are less than 90 days from the balance sheet date.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



8.    SHORT-TERM BORROWINGS

Short-term borrowings consist of the following (in thousands):                December 31,
                                                                                  1997
                                                                             ---------------
          Short-term borrowings under credit line arrangements,
              repayable in U.S. dollars and Italian lire.........................    $29,166
          Short-term borrowings, repayable in U.S. dollars.......................      2,472
          Short-term borrowings, repayable in Italian lire.......................      3,573
          Short-term borrowings, repayable in Mexican pesos......................        370
                                                                                     -------
                                                                                     $35,581
                                                                                     =======

     The Company's Italian subsidiaries maintain credit line arrangements with several banks whereby the trade receivables are pledged to the banks in return for short-term borrowings in Italian lire under the line of credit. The Company believes these transactions effectively eliminate the Company's foreign exchange risk associated with these transactions. The Company's domestic operations also entered into a factoring agreement of its receivables during 1997. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying consolidated
financial statements.   The weighted average interest rates on these borrowings
was approximately 6.9% at December 31, 1997.

     The short-term borrowings from banks, repayable in U.S. dollars and Italian lire, are unsecured. The terms of the borrowings range from three to six months. The weighted average interest rate on these borrowings was approximately 10.2% at December 31, 1997.

     The short-term borrowings from banks, repayable in Mexican pesos, are unsecured. The weighted average interest rate on these borrowings was approximately 26% at December 31, 1997.

     There were no short-term borrowings outstanding at December 31, 1996.

9.   LONG-TERM DEBT

Long-term debt consists of the following (in thousands):                       December 31,
                                                                                   1997
                                                                              ---------------
            2.675% subordinated convertible notes due 2004,
                      net of unamortized discount of $3,256, effective
                      interest rate of 5.9%......................................... $16,744
            Mortgage notes payable..................................................  16,559
            Notes payable to bank...................................................   6,510
            Notes payable to suppliers..............................................   4,923
            Notes payable to Italian Ministry of Industry...........................   1,193
            Other...................................................................     226
                                                                                     -------
                                                                                      46,155
                Less:  current portion..............................................  (3,487)
                                                                                     -------
                Long-term debt, net of current portion.............................. $42,668
                                                                                     =======

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



     In 1997, the Company issued $20 million of Subordinated Convertible Notes due May 1, 2004 ("the Notes"). The Notes bear interest at the rate of 2.675% annually, which is payable quarterly in arrears on the last business day of March, June, September and December of each year, commencing June 30, 1997.

     The Notes are convertible at the option of the holder at any time into Gensia Sicor Convertible Preferred Stock or Common Stock at a conversion price of $100 per share and $3.78 per share, respectively, subject to adjustment under certain conditions. At the Company's option, the Notes are convertible into Gensia Sicor Preferred Stock at a conversion price of $100 per share, subject to meeting certain financial conditions or Gensia Sicor Common Stock price levels. At the Company's option, the Notes are redeemable on or after 18 months of the closing date, subject to meeting certain Gensia Sicor Common Stock price levels.

     In connection with the Notes, Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share were also issued. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be canceled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The estimated fair market value of the Warrants of $3.6 million is recorded as a discount on Notes payable and is being amortized to interest expense over the term of the Notes. All Warrants were outstanding at December 31, 1997.

     The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $18.8 million and are repayable in quarterly and semi-annual installments of principal and interest through 2002. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 8.0% at December 31, 1997.

     The notes payable to a bank are unsecured and are repayable in semi-annual installments of principal and interest through 2003. The weighted average fixed interest rate on these notes was 7.9% at December 31, 1997.

     Notes payable to suppliers are secured by certain machinery and equipment facilities with a carrying value of approximately $3.4 million and are repayable in quarterly and semi-annual installments of principal and interest through 2001. The weighted average fixed interest rate on these notes was 7.3% at December 31, 1997.

     The notes payable to the Italian Ministry of Industry are secured by certain production facilities and are repayable in annual installments of principal and interest through 2009. The weighted average fixed interest rate on these notes was 7.4% at December 31, 1997.

     Interest expense for 1997, 1996, and 1995 was $2,446,000, $73,000, and
$790,000, respectively.

     Maturities of long-term debt during the years subsequent to December 31, 1997 are as follows (in thousands):

       1998..........................  $ 3,487
       1999..........................    4,194
       2000..........................    8,952
       2001..........................    4,841
       2002..........................    3,152
       Thereafter....................   21,529
                                       -------
                                       $46,155
                                       =======

     There was no long-term debt outstanding at December 31, 1996.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


10.  STOCKHOLDERS' EQUITY

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

     The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding Preferred Stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding Preferred Stock. The Company resumed payment of the Preferred Stock dividend in September 1996. At December 31, 1997, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

     WARRANTS

     In July 1996, warrants to purchase 70,000 shares of Common Stock were issued in connection with a lease financing commitment for Gensia Sicor Pharmaceuticals. These warrants have an exercise price of $5.25 per share and expire in July 2006.

     In March 1997, the Company sold approximately 4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $4.1875
per share.   At December 31, 1997, warrants to purchase an aggregate of
1,952,000 shares of Gensia Sicor Common Stock were outstanding.

     In December 1997, the Company sold approximately 2.4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $7.34 per share. If a purchaser sells the Common Stock purchased in the Unit offering prior to June 30, 1998, then the purchaser will not be issued the Warrant component of the Unit.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

     In connection with the sales of interests in Gensia Clinical Partners, warrants to purchase 2,249,175 shares (the "Partnership Warrants") were issued which became exercisable on August 1, 1993. These warrants were exercisable, in whole or in part, through July 31, 1996 at a price of $17.47 per share and thereafter until July 31, 1998 at a price of $19.47 per share. At December 31, 1997, warrants to purchase an aggregate of 1,962,477 shares of Gensia Sicor Common Stock were outstanding.

     Additional warrants were issued in connection with the issuance of the 2.675% Subordinated Convertible Notes (see Note 9).

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

     In February 1997, the stockholders consented to the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The Stock Plan provides for both the direct award or sale of Common Shares and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four year period and are exercisable for up to ten years from the grant date. Under the 1997 Stock Plan, 2,000,000 shares were reserved for issuance. This amount will be increased by any shares not subject to exercise under the 1990 Stock Plan or which are not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of Gensia Sicor Common Stock have been reserved for issuance.

     In June 1997, the Board of Directors approved, and in September 1997, the Company's stockholders consented to the amendment of the 1997 Stock Plan to increase the aggregate number of shares authorized for issuance thereunder by 1,000,000 shares to a total of 3,000,000. Accordingly, at December 31, 1997, 9,383,334 shares were reserved for issuance under both stock option plans.

     In September 1997, the stockholders consented to the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, 500,000 shares were reserved for issuance and the full 500,000 shares were issued to the Company's current Chairman of the Board and Chief Executive Officer, who at the time of issuance was a non-executive Chairman of the Board. Of the 500,000 shares subject to the Chairman's Options, 200,000 shares were fully vested, and the remaining 300,000 shares will vest in increments of 100,000 shares subject to meeting certain performance conditions.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



     A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

                                                    Years Ended December 31,
                                   ----------------------------------------------------------
                                          1997                1996                1995
                                   ------------------  ------------------  ------------------
                                             Weighted            Weighted            Weighted
                                             average             average             average
                                             exercise            exercise            exercise
                                   Options    price    Options    price    Options    price
                                   --------  --------  --------  --------  --------  --------
Outstanding - beginning of year....  4,154      $5.03    4,416      $4.96    4,550      $5.50
   Granted.........................  2,635       4.44      949       5.02    1,207       4.00
   Exercised.......................   (623)      3.90     (523)      4.50      (54)      3.35
   Cancelled.......................   (646)      4.84     (688)      4.93   (1,287)      6.02
                                     -----      -----    -----      -----   ------      -----
Outstanding - end of year..........  5,520      $4.90    4,154      $5.03    4,416      $4.96
                                     =====      =====    =====      =====   ======      =====

Exercisable - end of year            3,566      $5.16    4,142      $5.21    2,557      $5.71
                                     =====      =====    =====      =====   ======      =====

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                        Weighted
                                                                        average
                                                     Number            remaining
           Range of                               Outstanding         contractual
           exercise prices                       (in thousands)           life
           ---------------                       --------------        ----------
           $2.00 to $3.38.........................     325                 7.1
           $3.44 to $5.00.........................   4,438                 7.8
           $5.06 to $6.00.........................     465                 8.2
           $6.13 to $10.00........................     117                 8.2
           $10.33 to $28.48.......................     175                 4.1
                                                     -----
                                                     5,520
                                                     =====

          Shares of Common Stock reserved at December 31, 1997 for the exercise of available and outstanding stock options and warrants totaled 12,272,974.

     RESTRICTED STOCK

     In 1994 and 1995, the Company issued restricted Common Stock to certain employees. In conjunction with the issuance of these restricted shares, options to purchase 360,250 shares were cancelled. The market value of the restricted shares at the time of issuance was recorded as unearned compensation in a separate component of stockholders' equity and amortized to expense over the period of restriction.

     EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan (the "ESPP") provides employees of the Company the opportunity to purchase Common Stock through payroll deductions. In June 1997, the Board of Directors approved and in September 1997, the Company's stockholders consented to the amendment of the 1992 ESPP to increase the aggregate number of shares reserved for issuance thereunder by 100,000 shares to a total of 500,000 shares of Common Stock. Any full-time employee of the Company is eligible to participate in the ESPP after he or

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997




she has been continuously employed by the Company for three consecutive months. Eligible employees may elect to contribute up to 12% of their total compensation during each six-month offering period, subject to certain statutory limits. At the end of each six-month offering period, the Company will apply the amount contributed by the participant during the offering period to purchase whole shares of Common Stock, but not more than 1,000 shares. The shares of Common Stock vest immediately and are purchased for 85% of the lower of (i) the market price of the Common Stock immediately before the beginning of the purchase period or (ii) the market price of the Common Stock on the last business day of the purchase period. All expenses incurred in connection with the implementation and administration of the ESPP are paid by the Company. At December 31, 1997, 417,171 shares had been issued under the ESPP.

     PRO FORMA INFORMATION

     Pro Forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1% to 6.2%, 6.0% to 6.2% and 6.1% to 6.3%; dividend yields of 0% for 1997, 1996 and 1995; volatility factors of the expected market price of the Company's Common Stock of 36.2% for 1997 and 46.9% for 1996 and 1995; and a weighted-average life of four to five year for 1997 and three to five years for 1996 and 1995.

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

     For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the vesting period of such stock or options. The effects of applying Statement 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma information in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information is as follows (in thousands except per share, and fair value and exercise price data):

                                                                 1997               1996             1995
                                                           -----------------  ----------------  ---------------
Net loss:
     As reported................................................   $(82,695)         $(51,799)        $(11,894)
     Pro forma..................................................    (82,811)          (54,781)         (12,544)
Basic and diluted net loss per share:
     As reported................................................   $  (1.15)         $  (1.41)        $   (.36)
     Pro forma..................................................      (1.15)            (1.50)            (.38)

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


                                                      Weighted average                         Weighted average
                                                         fair value                              exercise price
                                            -------------------------------------      -----------------------------------
                                               1997         1996         1995             1997        1996         1995
                                            -----------  -----------  -----------      ----------  -----------  ----------
Exercise Price on Date of Grant:
--------------------------------
   Equal to market price of stock.............    $4.54        $5.09        $4.01           $4.54        $5.09       $4.01
   Less than market price of stock:
      Options.................................    $4.66        $5.09        $3.86           $4.18        $4.40       $3.54
      Restricted stock........................    $5.52        $5.09        $4.00           $ .01        $ .01       $ .01
      Employee stock purchase plan............    $5.11        $4.85        $4.63           $3.77        $4.12       $3.19

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

11.  COMMITMENTS

     The Company leases its office, manufacturing and research facilities and certain equipments under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

     Included in deposits and other assets at December 31, 1997 and 1996 was $316,000 and $439,000, respectively, deposited under these agreements. Rent expense for 1997, 1996, and 1995 was $5,994,000, $4,738,000, and $4,943,000,
respectively. Rent expense for 1997, 1996 and 1995 were net of $1,010,000, $412,000 and $732,000 of sublease income, respectively.

     The lease related to the buildings where the Company's centralized research and development facilities are located is secured by a $4.8 million letter of credit, which is collateralized by a $4.9 million certificate of deposit, and will be released provided the Company achieves certain financial milestones.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


     Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1997, are as follows (in thousands):


                                                 Capital        Operating
                                                 leases           leases
                                             ---------------  --------------
1998..........................................   $  701          $ 7,277
1999..........................................      419            6,900
2000..........................................      181            5,864
2001..........................................       54            4,101
2002..........................................        5            3,726
Thereafter....................................       --           21,309
                                                 ------          -------
Total minimum lease payments..................    1,360          $49,177
Less amount representing interest.............     (235)         =======
                                                 ------
Present value of net minimum lease payments...    1,125
Less current portion..........................     (600)
                                                 ------
                                                 $  525
                                                 ======

       Future minimum rentals to be received under non-cancelable subleases as of December 31, 1997 totaled $758,000.

12.    INCOME TAXES

       The provision for income taxes comprises the following (in thousands):

                                                   Years Ended December 31,
                                          --------------------------------------------
                                               1997           1996           1995
                                          --------------  --------------  -------------
Current:
     Federal................................   $   --           $  --          $ 400
     State..................................       --              --            150
     Foreign................................    1,145              --             --
                                               ------           -----          -----
                                                1,145              --            550
Deferred:
     Federal................................   $   --           $  --          $  --
     State..................................       --              --             --
     Foreign................................    1,739              --             --
                                               ------           -----          -----
                                                1,739              --             --
                                               ------           -----          -----
                                               $2,884           $  --          $ 550
                                               ======           =====          =====

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997




     The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):

                                                                        Years Ended December 31,
                                                             -----------------------------------------------
                                                                   1997            1996             1995
                                                             ---------------  ---------------  --------------
Income taxes (benefit) at U.S. statutory rate..................   $(25,834)        $(16,016)        $(1,870)
Tax effect of non-deductible expenses, including
    write-off of acquired in-process research and
    development................................................     13,299              582           7,423

Benefit of net operating loss carryforwards....................         --               --          (5,553)
Alternative minimum taxes......................................         --               --             550
Increase in valuation allowance and other......................     14,486           15,434              --
Foreign taxes in excess of U.S. statutory rate.................        933               --              --
                                                                  --------         --------         -------
                                                                  $  2,884         $     --         $   550
                                                                  ========         ========         =======

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are shown below. A valuation allowance of $126,367,000, of which $14,282,000 is related to 1997, has been recognized as an offset to the deferred tax assets as of December 31, 1997 as realization of such assets is uncertain.

                                                                               December 31,
                                                                 -----------------------------------------
                                                                              (in thousands)
                                                                         1997                 1996
                                                                 --------------------  -------------------
Deferred tax liabilities:
   Basis differences in acquired assets.............................       $  22,557            $      --
   Depreciation.....................................................           7,997                2,901
   Inventory........................................................           2,910                   --
   Other............................................................           1,000                   --
                                                                           ---------            ---------
Total deferred tax liabilities......................................          34,464                2,901

Deferred tax assets:
    Net operating loss carryforwards................................         101,964               84,653
    Research and development credits................................          13,545               12,710
    Capitalized research and development............................           9,236                8,410
    Depreciation....................................................           3,077                   --
    Other...........................................................           9,540                9,213
                                                                           ---------            ---------
Total deferred tax assets...........................................         137,362              114,986
Valuation allowances for deferred tax assets........................        (126,367)            (112,085)
                                                                           ---------            ---------
Net deferred tax assets.............................................          10,995                2,901
                                                                           ---------            ---------
Net deferred taxes..................................................       $  23,469            $      --
                                                                           =========            =========

          At December 31, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $273.8 million and $42.0 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005 unless previously utilized.
California tax loss carryforwards will begin expiring in 1998 unless previously utilized. Approximately $8.8 million of California tax loss carryforwards expired unused in 1997. The Company has Italian and Mexican tax

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


loss carryforwards of approximately $2.5 million and $2.5 million, respectively. The Italian and Mexican tax loss carryforwards will begin expiring in 2000 and 2004, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $10.9 million and $4.0 million, respectively, which will begin to expire in 2001 unless previously utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative ownership changes of more than 50% which occurred within the three year periods ending in 1993 and 1997. The ownership change in 1997 will have a material impact on the utilization of net operating loss and credit carryforwards.

13.  GEOGRAPHIC INFORMATION

     The Company's primarily markets are the United States, Canada, Europe, Japan and Mexico.

     Selected geographic information is summarized as follows (in thousands):

                                                                        Years Ended December 31,
                                                              -------------------------------------------
                                                                   1997          1996           1995
                                                              -------------  -------------  -------------
Product sales to unaffiliated customers (by origin):
      United States.............................................  $ 61,794       $ 54,636        $53,464
      Italy.....................................................    51,606             --             --
      Mexico....................................................    27,024             --             --
                                                                  --------       --------        -------
                                                                  $140,424       $ 54,636        $53,464
                                                                  ========       ========        =======
Intergeographic sales (by origin)
      United States.............................................  $  3,714       $     --        $    --
      Italy.....................................................     5,317             --             --
      Mexico....................................................       704             --             --
                                                                  --------       --------        -------
                                                                  $  9,735       $     --        $    --
                                                                  ========       ========        =======
Income (loss) before income taxes:
      United States.............................................  $(82,028)      $(46,096)       $(5,133)
      Italy.....................................................     4,912             --             --
      Mexico....................................................     4,150             --             --
      Other.....................................................      (505)           297           (211)
      Eliminations and adjustments..............................      (340)            --             --
                                                                  --------       --------        -------
                                                                  $(73,811)      $(45,799)       $(5,344)
                                                                  ========       ========        =======

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



                                                                      December 31,
                                                             ------------------------------
                                                                  1997            1996
                                                             --------------  --------------
Total assets:
      United States............................................   $232,008        $109,151
      Italy....................................................    107,859              --
      Mexico...................................................     34,991              --
      Other....................................................         60             939
      Eliminations and adjustments.............................    (11,713)        (20,540)
                                                                  --------        --------
                                                                  $363,205        $ 89,550
                                                                  ========        ========

14.  COLLABORATION AGREEMENTS

     ADENOSINE REGULATING AGENTS

     In May 1996, the Company announced an agreement with Pfizer Inc. to collaborate on a research program using the Company's adenosine regulating agents ("ARA") technology to discover and develop broad spectrum analgesic drugs for the treatment of pain. In connection with the agreement, Pfizer made a non-refundable licensing payment of $3.0 million and provided up-front research funding of $0.8 million. Additional funding is to be paid quarterly for a period of at least two years. In conjunction with this research collaboration, Pfizer also purchased 792,293 shares of the Company's Common Stock through a $5.0 million equity investment. The Company may also receive certain payments upon the achievement of specified milestones and royalties on any product sales that result from the collaboration.

     DIABETES

     In April 1997, the Company announced an agreement with Sankyo Co., Ltd ("Sankyo") to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. Gensia Sicor's diabetes research focuses on a class of novel compounds which targets and inhibits a rate limiting enzyme that acts in the metabolic pathway responsible for glucose production in the liver. Under the terms of the agreement, the Company will receive license fees, equity investment, research funding for three years and milestone payments from Sankyo, plus royalties on product sales. Sankyo will have exclusive, worldwide commercialization rights to all products discovered in the collaboration. Gensia Sicor, or its permitted assignee, would also have co-promotion rights in North America to any commercialized product, the final terms are subject to future negotiation. In connection with the agreement, Sankyo made a payment of $7.25 million in exchange for approximately 8% of the equity of Metabasis Therapeutics, Inc.

15.  CONTINGENCIES

     During 1995, Sicor received claims from certain of its customers in
connection with shipments of contaminated product.   While to the best of
Sicor's knowledge no lawsuits have been filed against Sicor with respect to this matter, Sicor has a reserve of $2.8 million at December 31, 1997, which represents management's best estimate of attorneys' cost and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



     In a lawsuit related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, the Court has issued an order that Sicor may be joined as a party, but it is anticipated that the purpose of such joinder would be to adjudicate claims by Sicor and its customers.

     The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, based on discussions with legal counsel, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 15, 1998 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

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

      (3)    Exhibits
             See (c) below.

  (b) Reports on Form 8-K during the fourth quarter:

             None

  (c) Exhibits

      The following documents are exhibits to this Form 10-K:


EXHIBIT
NUMBER          DESCRIPTION OF DOCUMENT
------          -----------------------
 2.1(17)        Stock Exchange Agreement, dated as of November 12, 1996, as amended on December 16, 1996 between Gensia and Rakepoll
                Finance N.V.
 3(i)(21)       Restated Certificate of Incorporation of the Company, as amended by Certificate of Designation of Series A
                Convertible Preferred Stock.
 3(ii)(18)      By-Laws of Gensia.
 4.1(5)         Warrant Agreement dated November 26, 1991 between the Company and First Interstate Bank, Ltd. (Warrant Agent).
 4.2(12)        Form of Certificate for Gensia Common Stock with Rights Legend (4.1)*.
 4.3(16)        Warrant Agreement dated April 10, 1996 between the Company and Domain Partners III, L.P. (4.1)*
 4.4(16)        Warrant Agreement dated July 22, 1996 between the Company and MMC/GATX Partnership No. 1 (4.2)*
 4.5(18)        Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between
                Gensia and Rakepoll Finance N.V.
 4.6(21)        Amendment No. 3, dated May 19, 1997, to the Shareholder's Agreement, dated November 12, 1996, as amended on December
                21, 1996 and on February 28, 1997, between the Company and Rakepoll Finance N.V. (4.1)*
 4.7(21)        Securities Purchase Agreement, dated May 1, 1997, by and between the Company and HCCP. (4.2)*
 4.8(21)        Registration Rights Agreement, dated May 19, 1997, by and between the Company and HCCP. (4.3)*
 4.9(21)        Form of 2.675% Subordinated Convertible Notes due May 1, 2004, issued to certain affiliates of HCCP. (4.4)*
 4.10(21)       Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP. (4.5)*
 4.11(22)       Form of Unit Purchase Agreement between the Company and certain accredited investors, dated as of March 27, 1997.
                (4.2)*


 4.12(25)       Form of Unit Purchase Agreement between the Company and certain accredited investors, dated December 1997. (4.6)*
 4.13+          Investor's Rights Agreement among the Company, Metabasis Therapeutics, Inc. and Sankyo Co., Ltd. dated
                December 18, 1997.
10.1(1)#        Form of Indemnification Agreement entered into between Gensia and its directors. (10.1)*
10.2(9)#        Amended and Restated 1990 Stock Plan of Gensia (the "Plan").
10.3(1)#        Form of Incentive Stock Option Agreement under the Plan. (10.3)*
10.4(1)#        Form of Nonstatutory Stock Option Agreement under the Plan. (10.4)*
10.5(1)+        Development and Supply Agreement dated January 26, 1990 between Gensia and Protocol Systems, Inc. (10.46)*
10.6(2)#        Form of Indemnification Agreement entered into between Gensia and its officers and certain key employees. (10.50)*
10.7(3)         Partnership Purchase Option Agreement dated June 13, 1991 between Gensia and each of the limited partners of the
                Partnership. (10.3)*
10.8(3)         Partnership Purchase Agreement dated June 13, 1991 between Gensia and each of the limited partners of the
                Partnership. (10.4)*
10.9(4)         Form of Limited Partner Warrant. (10.53)*
10.10(4)        Form of Investment Executive Warrant. (10.54)*
10.11(4)        Form of Warrant issued to MMC/GATX Partnership No. 1. (10.56)*.
10.12(6)        Stockholder Rights Plan dated March 9, 1992.
10.13(13)       Lease agreement between Gena Property Company and the Company dated as of December 21, 1993.
10.14(10)       Registration Rights Agreement dated October 10, 1994 between Gensia, Inc. and Corange International Limited (10.3)*.
10.15(14)       Severance Agreement dated October 1995 between Gensia, Inc. and David F. Hale. (10.52)*
10.16(14)       Form of Severance Agreement for officers and certain other employees.
10.17(15)+      Collaborative Research Agreement dated as of May 1, 1996 between the Company and Pfizer Inc.
10.18(15)+      License and Royalty Agreement dated as of May 1, 1996 between the Company and Pfizer Inc.
10.19(15)+      Stock Purchase Agreement dated as of May 1, 1996 between the Company and Pfizer Inc.
10.20(19)       Amendment No. 1 to Stockholder Rights Agreement dated November 12, 1996.
10.21(20)       Factoring agreement, dated September 25, 1997, by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank). (10.1)*
10.22(22)+      Collaborative Research and Development Agreement between the Company and Sankyo Co., Ltd., dated as of April 18,
                1997. (10.1)*
10.23(22)+      Supply Agreement between and among Sicor S.p.A., Alco Chemicals, Ltd. and Boehringer Ingelheim International GmbH,
                dated September 23, 1996. (10.2)*
10.24(22)+      Distribution and Supply Agreement between and among the Sicor S.p.A. and Alco Chemicals, Ltd. and The Upjohn
                Company, dated as of January 1, 1994. (10.3)*
10.25(22)       Agency Agreement between Sintesis Lerma S.A. de C.V. and Alco Chemicals, Ltd., dated September 26, 1996. (10.4)*
10.26(22)+      Agency Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated January 1, 1994. (10.5)*
10.27(22)       Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated September 30, 1996. (10.6)*
10.28(22)+      Agreement between Sicor S.p.A. and Horse Vitality S.A. re: colostrum, dated September 26, 1996. (10.7)*
10.29(22)       Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Budesonide, dated January 1, 1995. (10.8)*
10.30(22)       Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Difluprednate, dated January 1, 1995.
                (10.9)*

10.31(22)       Distribution Agreement between Sicor S.p.A. and Alco Chemicals, Ltd. re: Etoposide, dated March 1, 1995. (10.10)*
10.32(22)+      License Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated January 9, 1989, as amended on June 16, 1992 and October 31, 1996. (10.11)*
10.33(22)       Manufacturing Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated July 16, 1992. (10.12)*
10.34(22)       Service Agreement between Sintesis Lerma and Grupo Fairmex S.A. de C.V., dated January 2, 1995. (10.13)*
10.35(22)       Letter Agreement between the Company and Donald E. Panoz, dated March 18, 1997. (10.14)*
10.36(23)       Gensia Sicor Inc. 1997 Long-Term Incentive Plan.
10.37(24)+      Cyclosporine Amended and Restated Supply and License Agreement, dated as of March 31, 1997, between and among the
                Company, Alco Chemicals, Ltd., Vinchem, Inc. and Sangstat.
10.38(21)       Agreement, dated as of April 15, 1997, by and between Sicor de Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*
10.39(21)+      Agreement, dated as of April 15, 1997, by and between Genchem Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*
10.40(21)       Agreement, dated as of January 1, 1997, by and between Sicor and Alco Chemicals, Ltd. (10.4)*
10.41(26)+      Amendment No. One to Cyclosporine Amended and Restated Supply and License Agreement dated as of December 22, 1997 between the Company and Sangstat Medical Corporation (the Transplant Company).
10.42           Amendment to Severance Agreement, dated December 16, 1997, between the Company and David F. Hale.
10.43           Amendment dated as of December 23, 1997 to Development and Supply Agreement, dated as of January 26, 1990, by and between the Company and Protocol Systems, Inc.
10.44           Asset and Liability Transfer Agreements by and among Gensia Automedics, Inc., the Company and Gensia Sicor
                Pharmaceuticals, Inc. dated December 23, 1997.
21.1            Subsidiaries of Gensia Sicor.
23.1            Consent of Ernst & Young LLP, Independent Auditors.
24.1            Powers of attorney (see page 64).
27.1            Financial Data Schedule.

_____________________

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

(15) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (0-18549).
(16) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (0-18549).
(17) Incorporated by reference to Annex A to Gensia's Proxy Statement dated January 15, 1997 (0-18549).
(18) Incorporated by reference to Gensia Sicor's Report on Form 8-K dated February 28, 1997 (0-18549).
(19) Incorporated by reference to Gensia Sicor's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 (0-18549)
(20) Incorporated by reference to Gensia Sicor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (0-18549)
(21) Incorporated by reference to Gensia Sicor's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (0-18549).
(22) Incorporated by reference to Gensia Sicor's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (0-18549).
(23) Incorporated by reference to Annex D of the Company's Definitive Proxy Statement dated January 15, 1997 (0-18549).
(24) Incorporated by reference to Exhibit 10.24 of SangStat Medical Corporation's (the Transplant Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-22890).
(25) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 332-44563).
(26) Incorporated by reference to Exhibit 10.26 of Sangstat Medical Corporation's (the Transplant Company) Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-22890).

* Parenthetical references relate to the exhibit number under which such exhibit was initially filed.
#    Indicates management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GENSIA SICOR INC.


Date:  March 27, 1998                  By:  /s/ Donald E. Panoz
                                          ------------------------------------
                                          Donald E. Panoz, Chairman of the Board
                                          and Chief Executive Officer




                               POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald E. Panoz and John W. Sayward, with each of them his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    Signature                        Title                          Date
    ---------                        -----                          ----

/s/Donald E. Panoz              Chairman of the Board and       March 27, 1998
-------------------------       Chief Executive Officer
 (Donald E. Panoz)

/s/John W. Sayward              Vice President, Finance,        March 27, 1998
-------------------------       Chief Financial Officer
 (John W. Sayward)              and Treasurer (Principal
                                Financial Officer and
                                Principal Accounting Officer)

/s/ James C. Blair              Director                        March 27, 1998
-------------------------
 (James C. Blair)

/s/Michael D. Cannon            Director                        March 27, 1998
-------------------------
 (Michael D. Cannon)

                                  SIGNATURES
                                  ----------


    Signature                        Title                          Date
    ---------                        -----                          ----

/s/ Herbert J. Conrad           Director                        March 27, 1998
-------------------------
 (Herbert J. Conrad)

/s/ Carlos A. Ferrer            Director                        March 27, 1998
-------------------------
 (Carlos A. Ferrer)

/s/ David F. Hale               Director                        March 27, 1998
-------------------------
 (David F. Hale)

/s/Carlo Salvi                  Director                        March 27, 1998
-------------------------
 (Carlo Salvi)

                                 EXHIBIT INDEX






EXHIBIT

NUMBER  DESCRIPTION OF DOCUMENT

------  -----------------------

4.13+   Investor's Rights Agreement among the Company, Metabasis Therapeutics, Inc. and Sankyo Co., Ltd. dated December 18, 1997
        (with certain confidential information deleted).
10.42   Amendment to Severance Agreement dated, December 16, 1997, between the Company and David F. Hale.
10.43   Amendment dated as of December 23, 1997 to Development and Supply Agreement, dated as of January 26, 1990, by and between the Company and Protocol Systems, Inc.
10.44   Asset and Liability Transfer Agreements by and among Gensia Automedics, Inc., the Company and Gensia Sicor
        Pharmaceuticals, Inc. dated December 23, 1997.
21.1    Subsidiaries of Gensia Sicor.
23.1    Consent of Ernst & Young LLP, Independent Auditors.
24.1    Power of Attorney (see page 64).
27.1    Financial Data Schedule.

+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.