Form 10-K405/A
period 1997-12-31
GENSIA SICOR INC
filed 1998-05-06
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----  ACT OF 1934

                  For the FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________.

                        COMMISSION FILE NUMBER  0-18549

                               GENSIA SICOR INC.
                            (Formerly Gensia, Inc.)
             (Exact name of registrant as specified in its charter)

       DELAWARE                                     33-0176647
(State of or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)                  Identification No.)

           19 Hughes
           Irvine, CA                                    92618
(Address of principal executive office)                (Zip Code)

     Registrant's telephone number, including area code:   (714) 455-4700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                Preferred Stock Purchase Rights, Par Value $.01
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

At March 23, 1998, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $247.0 million, based on the last sale price s reported on the Nasdaq National Market.

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

4.8(21) Registration Rights Agreement, dated May 19, 1997, by and between the Company and HCCP. (4.3)*

4.9(21) Form of 2.675% Subordinated Convertible Notes due May 1, 2004, issued to certain affiliates of HCCP. (4.4)*

4.10(21) Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP. (4.5)*

4.11(22) Form of Unit Purchase Agreement between the Company and certain accredited investors, dated as of March 27, 1997.(4.2)*

4.12(25) Form of Unit Purchase Agreement between the Company and certain accredited investors, dated December 1997. (4.6)*

4.13+/**/     Investor's Rights Agreement among the Company, Metabasis
              Therapeutics, Inc. and Sankyo Co., Ltd. dated December 18, 1997.

10.1(1)# Form of Indemnification Agreement entered into between Gensia and its directors. (10.1)*

10.2(9)#      Amended and Restated 1990 Stock Plan of Gensia (the "Plan").

10.3(1)#      Form of Incentive Stock Option Agreement under the Plan. (10.3)*

10.4(1)#      Form of Nonstatutory Stock Option Agreement under the Plan.
              (10.4)*

10.5(1)+/**/  Development and Supply Agreement dated January 26, 1990 between
              Gensia and Protocol Systems, Inc. (10.46)*

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

10.38(21)     Agreement, dated as of April 15, 1997, by and between Sicor de
              Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*

10.39(21)+    Agreement, dated as of April 15, 1997, by and between Genchem
              Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*

10.40(21)     Agreement, dated as of January 1, 1997, by and between Sicor and
              Alco Chemicals, Ltd. (10.4)*

10.41+ Amendment No. One to Cyclosporine Amended and Restated Supply and License Agreement dated as of December 22, 1997 between the Company and Sangstat Medical Corporation (the Transplant Company).

10.42/**/     Amendment to Severance Agreement, dated December 16, 1997, between the Company and David F. Hale.

10.43/**/     Amendment dated as of December 23, 1997 to Development and Supply
              Agreement, dated as of January 26, 1990, by and between the Company and Protocol Systems, Inc.

10.44/**/     Asset and Liability Transfer Agreements by and among Gensia
              Automedics, Inc., the Company and Gensia Sicor Pharmaceuticals,
              Inc. dated December 23, 1997.

21.1/**/      Subsidiaries of Gensia Sicor.

23.1/**/      Consent of Ernst & Young LLP, Independent Auditors.

24.1/**/      Powers of attorney (see page 64).

27.1/**/      Financial Data Schedule.
_____________________

(1) Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-34565).
(2) Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-38877).
(3) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991 (No. 0-18549).
(4) Incorporated by reference to Gensia's Registration Statement on Form S-1 (No. 33-43221).
(5) Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (No. 0-18549).
(6) Incorporated by reference to Gensia's Current Report on Form 8-K dated March 16, 1992. (No. 0-18549).
(7) Incorporated by reference to Gensia's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (No. 0-18549).
(8) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992 (No. 0-18549).
(9) Incorporated by reference to Gensia's Registration Statement on Form S-8. (No. 33-95152).
(10)Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-18549).
(11)Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 (No. 0-18549).

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

(15) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (0-18549).

(16) Incorporated by reference to Gensia's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (0-18549).

(17) Incorporated by reference to Annex A to Gensia's Proxy Statement dated January 15, 1997 (0-18549).

(18) Incorporated by reference to Gensia Sicor's Report on Form 8-K dated February 28, 1997 (0-18549).

(19) Incorporated by reference to Gensia Sicor's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 (0-18549).

(20) Incorporated by reference to Gensia Sicor's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (0-18549).

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

**  Previously filed.

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


                            GENSIA SICOR INC.


Date:  May 6, 1998          By:  /s/ John W. Sayward
                                ----------------------------------------------
                                 Vice President, Finance, Chief Financial
                                 Officer and Treasurer

                                 EXHIBIT INDEX

Exhibit
Number     Description of Document
------     --------------------------------------

4.13+/**/  Investor's Rights Agreement among the Company, Metabasis
           Therapeutics, Inc. and Sankyo Co., Ltd. dated December 18, 1997 (with certain confidential information deleted).

10.41+ Amendment No. One to Cyclosporine Amended and Restated Supply and License Agreement dated as of December 22, 1997 between the Company and Sangstat Medical Corporation (the Transplant Company).

10.42/**/  Amendment to Severance Agreement dated, December 16, 1997, between the Company and David F. Hale.

10.43/**/  Amendment dated as of December 23, 1997 to Development and Supply
           Agreement, dated as of January 26, 1990, by and between the Company and Protocol Systems, Inc.

10.44/**/  Asset and Liability Transfer Agreements by and among Gensia
           Automedics, Inc., the Company and Gensia Sicor Pharmaceuticals, Inc. dated December 23, 1997.

21.1/**/   Subsidiaries of Gensia Sicor.

23.1/**/   Consent of Ernst & Young LLP, Independent Auditors.

24.1/**/   Power of Attorney (see page 64).

27.1/**/   Financial Data Schedule.

+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

**  Previously filed.