Form 10-Q
period 1998-03-31
GENSIA SICOR INC
filed 1998-05-15
CIK 807873

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended March 31, 1998.

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


               Delaware                                33-0176647
        ----------------------                     ------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


                                  19 Hughes
                          Irvine, California  92618
                     -----------------------------------
            (Address of principal executive offices and zip code)

                               (949) 455-4700
                          ------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X       NO
                                         -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


    Common stock $.01 par value                79,321,780
    ---------------------------         -----------------------------
             Class                      Outstanding at March 31, 1998

                              GENSIA SICOR INC.

                                    INDEX




PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements                                       PAGE
          --------------------

          Consolidated Balance Sheets at March 31, 1998 and
          December 31, 1997                                            3

          Consolidated Statements of Operations and Comprehensive
          Loss for the three months ended March 31, 1998 and 1997      4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1998 and 1997                         5

          Notes to Consolidated Financial Statements                   6

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Results of Operations - for the three months ended
          March 31, 1998 and 1997                                     10

          Liquidity and Capital Resources                             11

PART II   OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                            14

                               GENSIA SICOR INC.

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PAR VALUE DATA)


                                    ASSETS


                                                                    March 31,         December 31,
                                                                      1998                1997
                                                                -----------------  ------------------
                                                                   (Unaudited)
Current assets:
 Cash and cash equivalents                                         $  20,564            $  41,624
 Short-term investments                                                1,000                   --
 Accounts receivable                                                  51,503               45,532
 Inventories                                                          44,315               43,952
 Other current assets                                                  8,130                8,373
                                                                 -----------          -----------
    Total current assets                                             125,512              139,481

Property and equipment, net                                           95,601               95,243
Other noncurrent assets                                               10,073               10,759
Intangibles, net                                                      48,918               49,825
Goodwill, net                                                         68,612               67,897
                                                                 -----------          -----------
                                                                   $ 348,716            $ 363,205
                                                                 ===========          ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $ 36,354             $ 38,152
 Accrued payroll and related expenses                                  4,294                4,094
 Other accrued liabilities                                            15,394               18,454
 Short-term borrowings                                                30,813               35,581
 Current portion of long-term debt                                     3,486                3,487
 Current portion of capital lease obligations                            604                  600
                                                                 -----------          -----------
    Total current liabilities                                         90,945              100,368

Other long-term liabilities                                            5,703                6,547
Long-term debt, less current portion                                  42,136               42,668
Long-term capital lease obligations, less current portion                490                  525
Deferred taxes                                                        20,847               22,228
Minority interest                                                      2,927                3,326

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $80,000                                                               16                   16
 Common stock, $.01 par value, 125,000 shares authorized,
    79,322 and 78,649 shares issued and outstanding
    at March 31, 1998 and December 31, 1997, respectively                793                  786
  Additional paid-in capital                                         531,503              529,448
  Accumulated deficit                                               (345,272)            (341,831)
  Foreign currency translation adjustment                             (1,372)                (876)
                                                                 -----------          -----------
    Total stockholders' equity                                       185,668              187,543
                                                                 -----------          -----------
                                                                   $ 348,716            $ 363,205
                                                                 ============         ===========

                            See accompanying notes.

                               GENSIA SICOR INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                           Three months ended
                                                                               March 31,
                                                                  ------------------------------------
                                                                         1998                1997
                                                                  ------------------  -----------------
Revenues:
 Product sales                                                         $  41,271           $  19,805
 Contract research and license fees                                        2,333               2,563
                                                                      ----------           ---------
    Total revenues                                                        43,604              22,368

Costs and expenses:
 Cost of sales                                                            28,136              16,457
 Research and development                                                  5,233               5,914
 Selling, general and administrative                                       9,726               9,084
 Amortization expense                                                      1,388                 408
 Interest and other, net                                                   1,702                (559)
 Write-down of investment                                                  1,130                  --
 Acquisition of in-process research and development                           --              29,200
                                                                      ----------           ---------
    Total costs and expenses                                              47,315              60,504
                                                                      ----------           ---------

Net loss before income taxes and minority interest                        (3,711)            (38,136)
Provision for income taxes                                                   (17)               (627)
                                                                      ----------           ---------

Net loss before minority interest                                         (3,728)            (38,763)
Minority interest                                                            287                  --
                                                                      ----------           ---------

Net loss before dividends                                                 (3,441)            (38,763)
Dividends on preferred stock                                              (1,488)             (1,488)
                                                                      ----------           ---------

Net loss applicable to common shares                                      (4,929)            (40,251)
Other comprehensive loss:
  Foreign currency translation (net of minority interest of $112)           (496)               (484)
                                                                      ----------           ---------
Comprehensive net loss                                                 $  (5,425)          $ (40,735)
                                                                      ==========           =========

Basic and diluted net loss per common share                            $    (.06)          $    (.66)
                                                                      ==========           =========

Basic and diluted comprehensive net loss per common share              $    (.07)          $    (.66)
                                                                      ==========           =========

Shares used in computing basic and diluted net loss and
    comprehensive net loss per common share                               79,194              61,395
                                                                      ==========           =========

                                    See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                      Three months ended March 31,
                                                                  ------------------------------------
                                                                         1998                1997
                                                                  ------------------  ------------------
Cash flows from operating activities:
   Net loss                                                           $ (3,441)          $ (38,763)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                    4,345               1,979
        Minority interest                                                 (287)                 --
        Net deferred income taxes                                       (1,381)                 --
        Inventory purchase price allocation adjustment                     164               1,234
        Write-down of investment                                         1,130                  --
        Charge for acquired in-process research and
           development                                                      --              29,200
   Change in operating assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                             (6,660)              2,427
        Inventories                                                     (1,248)             (1,748)
        Prepaid expenses and other assets                                 (112)                807
        Accounts payable and accrued expenses                           (1,698)              4,023
                                                                      --------           ---------
Net cash used in operating activities                                   (9,188)               (841)

Cash flows from investing activities:
   Acquisitions of businesses, net of cash acquired                     (1,903)             (8,868)
   Proceeds from short-term investments                                  1,000               5,097
   Purchases of short-term investments                                  (2,000)             (4,134)
   Purchase of property and equipment                                   (3,980)             (2,803)
   Proceeds from sale of property and equipment                             --                   8
    Other                                                                   --                 223
                                                                      --------           ---------
Net cash used in investing activities                                   (6,883)            (10,477)

Cash flows from financing activities:
   Payments of preferred stock dividends                                (1,488)             (1,488)
   Issuance of common stock and warrants, net                              500              19,812
   Change in short-term borrowings                                      (3,791)                 77
   Issuance of long-term debt                                              842                 189
   Issuance of capital lease obligations                                   190                  --
   Principal payments on long-term debt                                   (745)               (198)
   Principal payments on capital lease obligations                        (185)                (21)
                                                                      --------           ---------
Net cash provided by (used in)  financing activities                    (4,677)             18,371
                                                                      --------           ---------
Effect of exchange rate changes on cash                                   (312)                (55)
                                                                      --------           ---------
Increase (decrease) in cash and cash equivalents                       (21,060)              6,998
Cash and cash equivalents at beginning of period                        41,624              16,271
                                                                      --------           ---------
Cash and cash equivalents at end of period                            $ 20,564           $  23,269
                                                                      ========           =========

Supplemental schedule of noncash investing and financing
 activities:
   Common stock issued to settle accrued liabilities                  $  3,050           $      --
   Common stock issued to acquire net assets of business:
        Fair value of assets acquired, other than cash                      --             207,593
        Liabilities assumed                                                 --              81,309

                                    See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998



1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   ORGANIZATION

   Gensia Sicor Inc., formerly known as Gensia, Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor's business. Also in December 1997, as part of the Gensia Sicor restructuring, the Company completed the transfer of its licensed and proprietary medical products into Gensia Automedics, Inc. ("Automedics") in exchange for certain milestone and other contingent payments. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics
to private investors.   Gensia Sicor is a specialty pharmaceutical company
focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The company is headquartered in Irvine, California.

  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned, except for Diaspa, which is 50% owned, and Metabasis Therapeutics, Inc ("Metabasis"), which is 92% owned. The five wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Aramed, Inc., Gensia Development Corporation and Genchem Pharma Ltd. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997 include the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the three months ended March 31, 1997 include the results for one month for Rakepoll Holding from February 28, 1997 (the date of acquisition). Minority interest represents minority shareholders' proportionate share of the equity in the Company's consolidated subsidiaries, Diaspa and Metabasis.

  In March 1998, Genchem Pharma acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland for $1.9 million. For financial reporting purposes, the acquisition was accounted for using the purchase method and the excess of the purchase price over the fair value of identified assets and liabilities of $1.5 million was recorded as goodwill. The financial position and results of operations of the acquired company are not material. Pro forma information has been omitted as the amounts are not significant.

  In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1998 and 1997 have been made. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the classifications used in 1998.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). The new Standard is effective for financial statements for periods ending after December 15, 1997, and must be applied retroactively. SFAS 128 simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and such adoption has had no effect on the previously reported earnings per share. Diluted loss per share including shares issuable upon exercise of outstanding stock options and warrants has not been presented since the effects of such conversions and exercises would be anti-dilutive.

3.  COMPREHENSIVE NET INCOME

    As of January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The new Standard established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998


4.  INVENTORIES

    Inventories at March 31, 1998 and December 31, 1997 consisted of (in thousands):

                                       March 31,       December 31,
                                         1998             1997
                                       ---------       ------------
        Raw materials                  $ 16,735          $ 16,332
        Work-in-progress                  8,316             6,182
        Finished goods                   21,073            23,363
                                       --------          --------
                                         46,124            45,877
        Less reserves                    (1,809)           (1,925)
                                       --------          --------
                                       $ 44,315          $ 43,952
                                       ========          ========


5.  CONTINGENCIES

    During 1995, Sicor received claims from certain of its customers in connection with shipments of a contaminated product. While to the best of Sicor's knowledge no customer lawsuits have been filed against Sicor with respect to this matter, Sicor has a reserve of approximately $2.5 million at March 31, 1998, which represents management's best estimate of attorneys' costs and other settlement costs. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

    In a lawsuit related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, Pharmacia & Upjohn, which supplied Sicor with certain of the contaminated materials and agreed to indemnify Sicor under certain conditions, has sued Sicor for declaratory relief regarding their respective duties and rights.

    The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, liabilities arising from the matters described in this paragraph, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

6.  SUBSEQUENT EVENTS

    In December 1997, Gensia Sicor completed the transfer of its medical products business, including the GenESA(R) System, to Automedics. As part of the Automedics divestiture, obligations under the Gensia Clinical Partners, L.P. (the "Partnership") agreements and the Protocol Systems, Inc. supply agreement were assigned to Automedics as part of this transaction; however, Gensia Sicor remains liable for these obligations and has agreed to indemnify Automedics under certain circumstances.

    Gensia Sicor and Automedics announced on April 27, 1998 that they have determined not to exercise an option granted by the Partnership to repurchase the technology associated with the GenESA System (the "Partnership Purchase Option") and have informed Gensia Development Corporation, the general partner of the Partnership, of this decision. The decision was based on, among other things, the lack of market acceptance of the GenESA System since its U.S. market introduction in October 1997 and its European market introduction in the second quarter of 1995. Automedics plans to continue to provide technical support for the GenESA System in the U.S. and Europe through May 31, 1998.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

    Gensia Sicor and Automedics have also informed Protocol Systems, Inc., the supplier of the GenESA device under a supply agreement which provides for the purchase of devices through the year 2002, that no additional GenSEA System devices will be purchased. The purchase commitment with Protocol Systems, Inc. totals approximately $20 million. Discussions are expected to take place regarding the termination of the Protocol Supply Agreement. The ultimate outcome with respect to these discussions or other developments discussed in this footnote could have a material effect on the Company's financial position, results of operations or cash flows. However, the Company is unable to estimate the impact at this time.

    As a result of the lack of market acceptance of the GenESA System, Gensia Sicor management has reevaluated the carrying value of the Company's investment in Automedics and has recorded a write-down during the first quarter of 1998 of $1.1 million, which is reflected as a current period write-down of investment.

                               GENSIA SICOR INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gensia Sicor has been unprofitable on an annual basis since its inception in 1986 and expects to incur additional operating losses at least through the second quarter of 1998. For the period from its inception to March 31, 1998, the Company has incurred a cumulative net loss of $345.3 million.

     When used in this Form 10-Q, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approval, and successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and other risks described in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment only as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

     The Company reported a net loss of $4.9 million, or $.06 per common share (after dividends on preferred stock of $1.5 million), in the first quarter ended March 31, 1998 compared to a net loss of $40.3 million, or $.66 per common share (after dividends on preferred stock of $1.5 million), in the first quarter of 1997. The 1997 first quarter includes the results of Rakepoll Holding from February 28, 1997, the date of its acquisition, and a $29.2 million write-off of in-process research and development associated with the acquisition of Rakepoll Holding.

     Product sales in the first quarter of 1998 increased to $41.3 million from $19.8 million in the first quarter of 1997. The increase in product sales is primarily due to the inclusion of only one month of Rakepoll Holding companies' sales in the first quarter of 1997 compared to three months of sales in the first quarter of 1998, and increased sales of certain of Gensia Sicor Pharmaceuticals' newer multisource injectable products, offset by a decrease in Laryngeal Mask Airway ("LMA") sales. The Company's distribution agreement with the Laryngeal Mask Company, Ltd. ended on December 31, 1997. The Company did not enter into a new agreement to distribute the LMA products, and thus stopped selling these products effective December 31, 1997. Cost of sales for the first quarter of 1998 was $28.1 million which yielded a gross margin of 32%, compared to a cost of sales of $16.5 million for the first quarter of 1997 which yielded a gross margin of 17%. The increase in gross margin is primarily due to improved margins for certain of Gensia Sicor Pharmaceuticals newer multisource injectable products and to a decrease in cost of sales for Rakepoll Holding products resulting from the write-up of inventory associated with the acquisition of Rakepoll Holding.

     Contract research and license fees in the first quarter of 1998 decreased to $2.3 million from $2.6 million in the first quarter of 1997. The decrease is primarily due to an up-front non-refundable commitment received from Sankyo Co.,
Ltd. under the provisions of a Letter of Intent signed in March 1997.   The
Company continued to receive contract research revenues through its research collaboration with Pfizer Inc. in the areas of pain and inflammation research. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund a portion of Metabasis' research and development efforts; however, these discussions are at an early stage and there is no assurance that any such agreement will be completed.

     Research and development expenses in the first quarter of 1998 decreased to $5.2 million from $5.9 million in the 1997 first quarter. The decrease is primarily due to the exclusion of Automedics' expenses as a result of the divestiture of an 81% interest in Automedics in the fourth quarter of 1997 offset by increased expenses by the Rakepoll Holding companies as a result of only one month of expenses included in the first quarter of 1997 compared to three months

                               GENSIA SICOR INC.


of expenses in the first quarter of 1998. The Company is continuing to pursue plans to establish Metabasis as an independent company, which if accomplished would eliminate ongoing expenses from its Metabasis research operation, causing future research and development expenses to trend downward from current levels.

     Selling, general and administrative expenses in the first quarter of 1998
increased to $9.7 million from $9.1 million in the first quarter of 1997.   The
increase is primarily due to the inclusion of only one month of Rakepoll Holding's expenses in the first quarter of 1997 compared to three months of expenses in the first quarter of 1998 offset by a decrease in expenses due to the exclusion of Automedics' expenses as a result of the Automedics divestiture in the fourth quarter of 1997.

     The Company had amortization expense of $1.4 million in the first quarter of 1998 compared to $0.4 million in the first quarter of 1997 primarily due to the inclusion of only one month of amortization expense in the first quarter of 1997 compared to three months of expenses in the first quarter of 1998 related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding.

     The Company had interest and other expenses of $1.7 million in the first quarter of 1998 compared to interest and other income of $0.6 million in the first quarter of 1997. The increase in expenses is due to the inclusion of only one month of interest expense and foreign currency exchange and translation net gains of Rakepoll Holding companies in the first quarter of 1997 compared to three months of interest expense and foreign currency and translation net losses in the first quarter of 1998.

     As discussed in Note 6, due to, among other things, the lack of market acceptance of the GenESA System, Gensia Sicor management elected to write-down the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million, which reflects Gensia Sicor's ownership interest in Automedics' cash on hand as of March 31, 1998. Accordingly, the difference in investment balance of $1.1 million has been reflected as a current period charge to write-down of investment.

     In connection with the Rakepoll Holding acquisition in 1997, the assets and liabilities of Rakepoll Holding were adjusted to their estimated fair values, and the Company incurred a one-time $29.2 million write-off related to the value assigned to the acquired in-process research and development. This charge is not deductible for income tax purposes.

     Income tax expense in the first quarter of 1998 was $17,000 compared to income tax expense of $627,000 in the first quarter of 1997. The decrease in income tax expense is primarily attributable to reduced earnings in the foreign operations for the first quarter of 1998 compared to the first quarter of 1997.

     In the first quarter of 1998, the Company recorded minority interest income of $0.3 million which represents minority shareholders' proportionate share of the first quarter loss in the Company's consolidated subsidiaries, Diaspa and Metabasis.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had cash, cash equivalents and short-term investments of $21.6 million.

     The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash on hand and short-term investments at March 31, 1998 of $21.6 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1998. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise

                               GENSIA SICOR INC.


required additional capital. The Company will continue to pursue equity, debt and lease financing, or a combination of these, for its capital needs. In addition, the Company may seek equity funds to finance Metabasis. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

     Significant changes in operating assets and liabilities during the first quarter of 1998, excluding the net assets acquired from the Genchem Vacallo acquisition (see Note 1), included a $6.7 million increase in accounts receivable, a $1.7 million decrease in accounts payable and accrued expenses and a $1.2 million increase in inventories. Other significant cash flows in the first quarter of 1998 included $3.8 million net payment for short-term borrowings and $4.0 million expended on property and equipment.

     The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through
March 1, 1995.   Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At March 31, 1998, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

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

                               GENSIA SICOR INC.


                          PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

      Exhibit
      Number       Description of Document
      ------       -----------------------

       27.1        Financial Data Schedule

----------------------

   (b) Reports on Form 8-K during the first quarter

          Report on Form 8-K filed on January 20, 1998, with a November 14, 1997 date of report, reporting under Item 5. Other Events, the resignation of the Company's President and Chief Executive Officer, the reduction of the Company's work force, the sale of a minority interest in Metabasis, the transfer of the Company's medical products business to Automedics, the sale of an 81% interest in Automedics, the acquisition of a 50% interest in Diaspa, the sale of Units consisting of common stock and warrants in a private placement, the sale of common stock in a private placement and the sale of a parcel of land.

                               GENSIA SICOR INC.



                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GENSIA SICOR INC.



Date: May 15, 1998               By: /s/ Donald E. Panoz
                                     ----------------------------------------
                                     Donald E. Panoz, Chairman of the Board
                                     and Chief Executive Officer



Date: May 15, 1998               By: /s/ John W. Sayward
                                     ----------------------------------------
                                     John W. Sayward, Vice President,
                                     Finance, Chief Financial Officer
                                     and Treasurer