Form 10-K405/A
period 1997-12-31
GENSIA SICOR INC
filed 1998-05-20
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-K

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


                            GENSIA SICOR INC.


Date:  May 20, 1998         By:  /s/ John W. Sayward
                                ----------------------------------------------
                                 Vice President, Finance, Chief Financial
                                 Officer and Treasurer

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