Form 10-Q
period 1998-06-30
GENSIA SICOR INC
filed 1998-08-14
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended June 30, 1998.

                                    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________.


Commission File No. 0-18549
                    -------


                               GENSIA SICOR INC.
                               ----------------
                         (Exact name of registrant as
                           specified in its charter)


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

                                    YES    X       NO
                                         -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock $.01 par value                                 79,484,790
---------------------------                      -------------------------------
          Class                                    Outstanding at June 30, 1998

                               GENSIA SICOR INC.


                                    INDEX


PART I:   FINANCIAL INFORMATION


Item 1:   Financial Statements                                       PAGE
          --------------------

          Consolidated Balance Sheets at June 30, 1998 and
          December 31, 1997                                            3

          Consolidated Statements of Operations and Comprehensive
          Loss for the three and six months ended June 30, 1998
          and 1997                                                     4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1998 and 1997                          5

          Notes to Consolidated Financial Statements                   6

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Results of Operations - for the three and six months
          ended June 30, 1998 and 1997                                10

          Liquidity and Capital Resources                             12


PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                           14

Item 4:   Submission of Matters to a Vote of Security Holders         14

Item 6:   Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                            16

                               GENSIA SECOR INC.


                        PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                    ASSETS


                                                                  June 30,          December 31,
                                                                    1998               1997
                                                             -----------------  ------------------
                                                               (Unaudited)
Current assets:
 Cash and cash equivalents                                           $  27,424           $  41,624
 Accounts receivable                                                    50,685              45,532
 Inventories                                                            44,593              43,952
 Other current assets                                                    7,700               8,373
                                                                     ---------           ---------
    Total current assets                                               130,402             139,481

Property and equipment, net                                             97,839              95,243
Other noncurrent assets                                                  9,987              10,759
Intangibles, net                                                        48,099              49,825
Goodwill, net                                                           70,080              67,897
                                                                     ---------           ---------
                                                                     $ 356,407           $ 363,205
                                                                     =========           =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                    $  37,471           $  38,152
 Accrued payroll and related expenses                                    4,458               4,094
 Other accrued liabilities                                              15,885              18,454
 Short-term borrowings                                                  42,225              35,581
 Current portion of long-term debt                                       3,735               3,487
 Current portion of capital lease obligations                              595                 600
                                                                     ---------           ---------
    Total current liabilities                                          104,369             100,368

Other long-term liabilities                                              4,949               6,547
Long-term debt, less current portion                                    41,808              42,668
Long-term capital lease obligations, less current portion                  457                 525
Deferred taxes                                                          20,605              22,228
Minority interest                                                           --               3,326
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $80,000                                                                 16                  16
 Common stock, $.01 par value, 125,000 shares authorized,
    79,485 and 78,649 shares issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively                   795                 786
 Additional paid-in capital                                            530,624             529,448
 Accumulated deficit                                                  (346,229)           (341,831)
 Foreign currency translation adjustment                                  (987)               (876)
                                                                     ---------           ---------
    Total stockholders' equity                                         184,219             187,543
                                                                     ---------           ---------
                                                                     $ 356,407           $ 363,205
                                                                     =========           =========

                            See accompanying notes.

                               GENSIA SICOR INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      Three months ended                   Six  months ended
                                                           June 30,                             June 30,
                                                    ------------------------            ------------------------
                                                      1998            1997                1998             1997
                                                    ---------       --------            --------         --------
Revenues:
 Product sales                                      $ 44,515        $ 39,401            $ 85,786         $ 59,206
 Contract research and license fees                    3,477           1,847               5,810            4,410
                                                    ---------       --------            --------         --------
    Total revenues                                    47,992          41,248              91,596           63,616

Costs and expenses:
 Cost of sales                                        30,187          28,090              58,323           44,547
 Research and development                              5,256           6,667              10,489           12,581
 Selling, general and administrative                   9,714          10,906              19,440           19,990
 Amortization expense                                  1,498           1,237               2,886            1,645
 Interest and other, net                               1,239           1,032               2,941              473
 Write-down of investment                                 --              --               1,130               --
 Acquisition of in-process research
  and development                                         --              --                  --           29,200
                                                    ---------       --------            --------         --------
    Total costs and expenses                          47,894          47,932              95,209          108,436
                                                    ---------       --------            --------         --------

Net income (loss) before income taxes                     98          (6,684)             (3,613)         (44,820)
Provision for income taxes                            (1,527)         (2,166)             (1,544)          (2,793)
                                                    ---------       --------            --------         --------
Net loss before minority interest                     (1,429)         (8,850)             (5,157)         (47,613)
Minority interest                                        472             --                  759              --
                                                    ---------       --------            --------         --------

Net loss before dividends                               (957)         (8,850)             (4,398)         (47,613)
Dividends on preferred stock                          (1,504)         (1,504)             (2,992)          (2,992)
                                                    ---------       --------            --------         --------

Net loss applicable to common shares                  (2,461)        (10,354)             (7,390)         (50,605)
Other comprehensive income (loss):
 Foreign currency translation                            385             303                (111)            (181)
                                                    ---------       --------            --------         --------

Comprehensive net loss                              $  (2,076)      $(10,051)           $ (7,501)        $(50,786)
                                                    =========       ========            ========         ========
Basic and diluted net loss per common share            $(.03)          $(.14)              $(.09)           $(.74)
                                                    =========       ========            ========         ========
Basic and diluted comprehensive net loss per
 common share                                           $(.03)         $(.14)              $(.09)           $(.75)
                                                    =========       ========            ========         ========
Shares used in computing basic and diluted
 net loss and comprehensive net loss per
 common share                                          79,440         74,395              79,318           67,931
                                                    =========       ========            ========         ========

                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)


                                                                         Six months ended June 30,
                                                                     --------------------------------
                                                                         1998                 1997
                                                                     -------------       ------------
Cash flows from operating activities:

 Net loss                                                              $ (4,398)            $ (47,613)
 Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                         9,079                 5,734
    Loss on disposal of property and equipment                               --                     6
    Minority interest                                                      (759)                   --
    Net deferred income taxes                                            (1,075)                   --
    Inventory purchase price allocation adjustment                          246                 3,846
    Write-down of investment                                              1,130                    --
    Charge for acquired in-process research and
       development                                                           --                29,200
 Change in operating assets and liabilities, net of effects
     from acquisitions:
    Accounts receivable                                                  (5,379)               (3,269)
    Inventories                                                          (1,094)               (1,980)
    Prepaid expenses and other assets                                       (18)                4,368
    Accounts payable and accrued expenses                                (2,292)                 (385)
                                                                       --------             ---------
Net cash used in operating activities                                    (4,560)              (10,093)

Cash flows from investing activities:

 Acquisitions of businesses, net of cash acquired                        (6,244)               (8,868)
 Investment in other business                                              (405)                   --
 Proceeds from short-term investments                                     2,000                 8,253
 Purchases of short-term investments                                     (2,000)               (9,653)
 Purchase of property and equipment                                      (8,240)              (11,687)
 Other                                                                       --                   166
                                                                       --------             ---------
Net cash used in investing activities                                  (14,889)               (21,789)

Cash flows from financing activities:

 Payments of preferred stock dividends                                   (2,992)               (2,992)
 Issuance of common stock and warrants, net                               1,127                23,624
 Funding from minority shareholder                                          972                    --
 Change in short-term borrowings                                          6,954                 4,013
 Issuance of long-term debt and capital lease obligations, net            1,137                15,675
 Principal payments on long-term debt and capital lease
  obligations                                                            (1,826)               (1,460)
                                                                      ---------             ---------
Net cash provided by financing activities                                 5,372                38,860
                                                                       ---------            ---------
Effect of exchange rate changes on cash                                    (123)                 (125)
                                                                       ---------            ---------
Increase (decrease) in cash and cash equivalents                        (14,200)                6,853
Cash and cash equivalents at beginning of period                         41,624                16,271
                                                                      ---------             ---------
Cash and cash equivalents at end of period                            $  27,424             $  23,124
                                                                      =========             =========

Supplemental schedule of noncash investing and financing
 activities:
 Common stock issued to settle accrued liabilities                    $   3,050             $      --
 Common stock issued to acquire net assets of business:

    Fair value of assets acquired, other than cash                           --               207,914
    Liabilities assumed                                                      --                81,631

                            See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     ORGANIZATION

     Gensia Sicor Inc. ("Gensia Sicor" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. On February 28, 1997, Gensia Sicor completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in
Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor's business. In June 1998, Sicor purchased the remaining 50% of Diaspa. Also in December 1997, as part of a restructuring, the Company completed the transfer of its licensed and proprietary medical products into Gensia Automedics, Inc. ("Automedics") in exchange for certain milestone and other contingent payments. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics to private investors. Gensia Sicor is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The company is headquartered in Irvine, California.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned, except for Metabasis Therapeutics, Inc ("Metabasis"), which is 92% owned. The five wholly-owned subsidiaries are: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Aramed, Inc., Gensia Development Corporation and Genchem Pharma Ltd. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997 include the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the six months ended June 30, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition). Minority interest at December 31, 1997 represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries, Diaspa and Metabasis. Minority interest at June 30, 1998 represents minority stockholders' proportionate share of the equity in Metabasis only which is included in other noncurrent assets. As noted above, the remaining 50% of Diaspa was acquired during the second quarter, so that Diaspa is now a wholly owned subsidiary.

     In March 1998, Genchem Pharma Ltd. acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland for $1.9 million. For financial reporting purposes, the acquisition was accounted for using the purchase method and the excess of the purchase price over the fair value of identified assets and liabilities of $1.5 million was recorded as goodwill. The financial position and results of operations of the acquired company are not material. Pro forma information has been omitted as the amounts are not significant.

    In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and six-month periods ended June 30, 1998 and 1997 have been made. The results of operations for the three and six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

    The accompanying consolidated financial statements should be read in conjunction with the audited financial

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


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

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the classifications used in 1998. These reclassifications are not considered material to the financial statements presented, either as individual adjustments or the combined effect of all classifications made.

2.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). The new Standard is effective for financial statements for periods ending after December 15, 1997, and must be applied retroactively. SFAS 128 simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company adopted SFAS 128 in the fourth quarter of 1997 and such adoption has had no effect on the previously reported earnings per share. Diluted loss per share, including shares issuable upon exercise of outstanding stock options and warrants, has not been presented since the effects of such conversions and exercises would be anti-dilutive due to the Company's net loss position.

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

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


4.  INVENTORIES

    Inventories at June 30, 1998 and December 31, 1997 consisted of (in thousands):


                                             June 30,        December 31,
                                               1998              1997
                                             --------        ------------
  Raw materials                              $ 16,551            $ 16,332
  Work-in-process                              10,710               6,182
  Finished goods                               19,538              23,363
                                             --------        ------------
                                               46,799              45,877
  Less reserves                                (2,206)             (1,925)
                                             --------        ------------
                                             $ 44,593            $ 43,952
                                             ========        ============

    Inventories are presented using a first in first out reporting basis (FIFO), with the exception of inventories held at Sicor, where the last in first out
(LIFO) method is used. The difference in restating Sicor's inventory using FIFO basis is immaterial, as is the excess of replacement or current cost over stated LIFO value.

5.  WRITE-DOWN OF INVESTMENT

    In December 1997, Gensia Sicor completed the transfer of its medical products business, including the GenESA(R) System, to Automedics. As part of the Automedics divestiture, obligations under the Gensia Clinical Partners, L.P. (the "Partnership") agreements and the Protocol Systems, Inc. ("Protocol Systems") supply agreement (the "Supply Agreement") were assigned to Automedics as part of this transaction; however, Gensia Sicor remains liable for these obligations and has agreed to indemnify Automedics under certain circumstances.

    In April 1998, Gensia Sicor and Automedics announced that they had determined not to exercise an option granted by the Partnership to repurchase the technology associated with the GenESA System (the "Partnership Purchase Option") and had informed Gensia Development Corporation, the general partner of the Partnership, of this decision. The decision was based on, among other things, the lack of market acceptance of the GenESA System since its U.S. market introduction in October 1997 and its European market introduction in the second quarter of 1995. Automedics has discontinued the promotion of the GenESA
System in the U.S. and Europe.

    Gensia Sicor and Automedics also informed Protocol Systems that no additional GenESA System devices would be purchased under the Supply Agreement. As noted above, pursuant to the Automedics divestiture, the Company assigned its rights and obligations under the Supply Agreement to Automedics. This assignment resulted in transferring the Company's obligation to purchase a minimum number of GenESA System devices from Protocol Systems totaling approximately $3.4 million in 1998, and $4.3 million every year for the years 1999 to 2002. The Company remained liable for these obligations. In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems. The complaint alleges breach of the Supply Agreement, and damages estimated at approximately $10.8 million, plus any amounts which Protocol Systems may owe to a third-party vendor. Gensia Sicor believes that this claim fails to take into consideration a number of matters, including Protocol Systems' contractual obligations, the risks inherent in the introduction of a new medical device into the marketplace and the five-year time period over which the devices were to be delivered, among others. Gensia Sicor intends to vigorously defend this litigation. The ultimate outcome with respect to the lawsuit could have a material effect on the Company's financial position, results of operations or cash flows. Management is unable to

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

reasonably estimate the financial impact of its dispute with Protocol Systems at this time, and has not recorded any liabilities pertaining to this matter. In accordance with the FAS 5, a contingent liability will be recorded for the Protocol Systems matter, when a reasonable range of possible liability has been established.

    As a result of the lack of market acceptance of the GenESA System, Gensia Sicor management reevaluated the carrying value of the Company's investment in Automedics and recorded a write-down during the first quarter of 1998 of $1.1 million.

6.  CONTINGENCIES

    During 1995, Sicor received claims from certain of its customers in connection with shipments of a contaminated product. While to the best of Sicor's knowledge no customer lawsuits have been filed against Sicor with respect to this matter, Sicor has a reserve of approximately $1.1 million at June 30, 1998, which represents management's best estimate of attorneys' costs and other settlement costs. The reserve balance decreased from $2.5 million at the end of March 31, 1998 due primarily to various settlements reached with Sicor customers during the quarter. Actual costs to be incurred in relation to the ultimate settlement may vary from the amount estimated.

    In a lawsuit related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, Pharmacia & Upjohn, which supplied Sicor with certain of the contaminated materials and agreed to indemnify Sicor under certain conditions, has sued Sicor for declaratory relief regarding their respective duties and rights. The Company is continuing to have ongoing discussions with both Great Lakes and Pharmacia & Upjohn to reach a settlement. Management believes the outcome of this case will not have a material negative impact on the Company's financial situation.

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

                               GENSIA SICOR INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Gensia Sicor has been unprofitable on an annual basis since its inception in 1986. For the period from its inception to June 30, 1998, the Company has incurred a cumulative net loss of $346.2 million.

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

RESULTS OF OPERATIONS

    The Company reported a net loss of $2.5 million, or $.03 per common share (after dividends on preferred stock of $1.5 million), in the second quarter ended June 30, 1998 compared to a net loss of $10.4 million, or $.14 per common share (after dividends on preferred stock of $1.5 million), in the second quarter of 1997. The Company reported a net loss of $7.4 million, or $.09 per common share (after dividends of preferred stock of $3.0 million), for the six months ended June 30, 1998 compared to a net loss of $50.6 million, or $.74 per common share (after dividends of preferred stock of $3.0 million), for the six months ended June 30, 1997. The results for the first six months of 1997 include the results of operations for Rakepoll Holding from February 28, 1997, the date of its acquisition, a $29.2 million write-off of in-process research and development associated with the acquisition of Rakepoll Holding, and a $3.8 million charge to cost of sales for the write-up of purchased inventory.

    Product sales in the second quarter of 1998 increased to $44.5 million from $39.4 million in the second quarter of 1997. Product sales in the first six months of 1998 increased to $85.8 million from $59.2 million in the same period of 1997. The increase in product sales for the three months ended June 30, 1998 is primarily due to increased sales at Lemery, Sicor de Mexico, and Genchem Pharma of certain newer multisource injectable products and as a result of acquisition of Diaspa in December 1997. Diaspa and the Company's Mexican subsidiaries, Lemery and Sicor de Mexico had combined sales increases of $9.1 million in second quarter sales. The increase at Lemery and Sicor de Mexico was primarily due to epirubicin and megestrol product sales (Sicor de Mexico successfully completed its initial FDA facility inspection in the second quarter of 1998 and commenced shipments of megestrol to U.S. customers). Partially offsetting these increases was the termination of the Company's distribution agreement for the Laryngeal Mask Airway ("LMA") effective January 1, 1998. In the second three months of 1997, the LMA accounted for approximately $2.9 million in product sales.

    The increase in product sales for the six months ended June 30, 1998 is primarily due to the inclusion of operating results for Rakepoll Holding for the full six months in 1998 as opposed to from February 28, 1997, the date of its acquisition, for the four months period ended June 30, 1997, and increased sales at Gensia Sicor Pharmaceuticals, offset by termination of LMA sales. In the first six months of 1997, the LMA accounted for approximately $5.8 million in product sales.

    Cost of sales for the second quarter of 1998 was $30.2 million which yielded a gross margin of 32%, compared to a cost of sales of $28.1 million for the second quarter of 1997 which yielded a gross margin of 29%. Cost of sales for the first six months of 1998 was $58.3 million which yielded a gross margin of 32%, compared to a cost of sales of $44.5 million in the same period of 1997 which yielded a gross margin of 25%. The gross margin for the three and

                               GENSIA SICOR INC.

six months of 1998 increased compared to the same periods of 1997 primarily due to the inclusion of a purchase accounting charge to 1997 cost of sales for Rakepoll Holding products resulting from the write-up of inventory associated with the acquisition as well as improved margins at Lemery, Sicor de Mexico and Gensia Sicor Pharmaceuticals.

    Contract research and license fees in the second quarter of 1998 increased to $3.5 million from $1.8 million in the second quarter of 1997. Contract research and license fees for the first six months of 1998 were $5.8 million compared to $4.4 million in the same period of 1997. The increases are primarily due to an up-front non-refundable license fee commitment received in June 1998 from a major U.S. pharmaceutical company involving bulk drug substance. The Company continued to receive contract research revenues through its research collaboration with Pfizer Inc. in the areas of pain and inflammation research and with Sanyo Co., Ltd. in the areas of diabetes. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund additional Metabasis' research and development efforts; however, these discussions are at an early stage and there is no assurance that any such collaborations will be completed.

    Research and development expenses in the second quarter of 1998 decreased to $5.3 million from $6.7 million in the 1997 second quarter primarily due to the exclusion of Automedics' expenses as a result of the divestiture of an 81% interest in Automedics in the fourth quarter of 1997. Research and development expenses for the first six months of 1998 decreased to $10.5 million from $12.6 million for the same period of 1997. The decrease is mainly due to the divestiture of Automedics offset by increased expenses by the Rakepoll
Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full six months period ended June 30, 1998. The Company is continuing to pursue plans to establish Metabasis as an independent company, which if accomplished would eliminate ongoing expenses from its Metabasis research operation, causing future research and development expenses to decrease from current levels. Gensia Sicor may not be able to establish Metabasis as an independent company.

    Selling, general and administrative expenses in the second quarter of 1998 decreased to $9.7 million from $10.9 million in the second quarter of 1997 primarily due to the divestiture of Automedics. Selling, general and administrative expenses for the first six months of 1998 decreased to $19.4 million from $20.0 million in the same period of 1997. The decrease is mainly due to the divestiture of Automedics offset by increased expenses by the Rakepoll Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full six months period ended June 30, 1998.

    The Company had amortization expense of $1.5 million in the second quarter of 1998 compared to $1.2 million in the same period of 1997. Amortization expense for the first six months of 1998 was $2.9 million compared to $1.6 million in the same period of 1997. The increases are due to the amortization of goodwill resulting from the acquisition of 50% of Diaspa in December 1997 and Genchem Vacallo in March 1998. The increase in expenses for the first six months of 1998 is also due the inclusion of expenses related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding.

    The Company had interest and other expenses of $1.2 million in the second quarter of 1998 compared to $1.0 million in the second quarter of 1997.
Interest and other expenses for the first six months of 1998 increased to $2.9 million from $0.5 million in the same period of 1997 mainly due to the inclusion of operating results for Rakepoll Holding for the full six months period ended June 30, 1998.

    As discussed in Note 5, due to, among other things, the lack of market acceptance of the GenESA System, Gensia Sicor elected to write-down the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million.

                               GENSIA SICOR INC.


    In connection with the Rakepoll Holding acquisition in 1997, the assets and liabilities of Rakepoll Holding were adjusted to their estimated fair values, and the Company incurred a one-time $29.2 million write-off related to the value assigned to the acquired in-process research and development. This charge is not deductible for income tax purposes. The determination of acquired in-process research and development took under consideration both the costs and internal resources necessary to advance the in-process technology to clinical
development and eventual approval by regulatory agencies.   Management also
considered the risks of possible negative outcomes during clinical development, as well as changes in the market place with respect to competing technologies. The Company currently estimates that it will need to expend over $5 million to develop this in-process technology. The in-process technology may never be successfully developed.

    Income tax expense in the second quarter of 1998 decreased to $1.5 million
from $2.2 million for the same period of 1997.   Income tax expense for the
first six months of 1998 decreased to $1.5 million from $2.8 million for the same period of 1997. The decreases are primarily due to the impact of the Rakepoll Holding acquisition purchase price allocation for deferred income taxes that was completed in the third quarter of 1997. The decrease in income tax expense for the first six months of 1998 is also due to reduced earnings in the foreign operations compared to the same period of 1997.

    The Company had minority interest income of $0.5 million and $0.8 million for the three and six months ended June 30, 1998, respectively which represent minority stockholders' proportionate share of the loss in the Company's consolidated subsidiaries, Diaspa and Metabasis. In June 1998, Sicor purchased the remaining 50% interest in Diaspa.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had cash and cash equivalents of  $27.4 million.

    The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash and cash equivalents on hand at June 30, 1998 of $27.4 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1998. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will continue to pursue equity, debt and lease financing, or a combination of these, for its capital needs. In addition, the Company may seek equity funds to finance Metabasis. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

    Significant changes in operating assets and liabilities during the first six months of 1998, excluding the net assets acquired from the Genchem Vacallo acquisition (see Note 1), included a $5.4 million increase in accounts receivable, a $2.3 million decrease in accounts payable and accrued expenses and a $1.1 million increase in inventories. Other significant cash flows in the first six months of 1998 included $7.0 million net proceeds from short-term borrowings, $6.2 million in payments for the remaining 50% interest in Diaspa and acquisition of Genchem Vacallo, and $8.2 million expended on property and equipment.

    As discussed in Note 5, the Company has an obligation to Protocol Systems under the Supply Agreement to purchase GenESA System devices, which the Company assigned to Automedics pursuant to the Automedics divestiture in December 1997. This assignment resulted in transferring the Company's obligation to purchase a minimum number of GenESA System devices from Protocol Systems totaling approximately $3.4 million in 1998, and $4.3 million every year for the years
1999 to 2002.   The Company remained liable for these obligations.  In July
1998, the Company was named as a defendant in a complaint filed by Protocol Systems. The complaint alleges breach of the Supply Agreement, and damages estimated at approximately $10.8 million, plus any amounts which Protocol Systems may owe to

                               GENSIA SICOR INC.


a third-party vendor.  Gensia Sicor believes that this claim fails to take into consideration a number of important matters (as discussed in Note
5), and thus Gensia Sicor intends to vigorously defend this litigation.   In
addition, the Company assigned certain agreements with Gensia Clinical Partners, L.P. to Automedics during the divestiture. If Automedics fails to comply with its obligations, under these agreements (which include, inter alia, obligations to use its best efforts to market the GenESA System and to pay royalties on sales of the GenESA System to Gensia Clinical Partners, L.P.), the Company remains liable for such obligations. The Company's obligation with respect to Gensia Clinical Partners, L.P. cannot be readily quantified as they relate to royalties on future sales, and to potential damages should Automedics be held not to have fulfilled its best efforts obligation, both of which are unknown.

    The Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1998, the Company's Italian subsidiary entered into ten monthly $1 million Lira call options at 1700 Italian Lira per U.S. dollar strike price. As of June 30, 1998, no expiring contracts have been exercised.

    In May 1998, the Company's Sicor subsidiary received notification from the Italian Ministry of University, Scientific & Technological Research that it has been awarded approximately $8.8 million in a grant and subsidized loan package for a research program in process development with anthracyclines. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints", the first of which is expected in early 1999.

    The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through
March 1, 1995.   Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At June 30, 1998, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

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

                               GENSIA SICOR INC.


                          PART II - OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    In July 1998, the Company was named as a defendant in a complaint filed by
Protocol Systems, Inc ("Protocol Systems").   The complaint alleges breach of a
supply agreement (the "Supply Agreement"). Protocol Systems alleges damages estimated at approximately $10.8 million, plus any amounts which it may owe to a third-party vendor. Gensia Sicor believes that this claim fails to take into consideration a number of matters, including Protocol Systems' contractual obligations, the risks inherent in the introduction of a new medical device into the marketplace and the five-year time period over which the devices were to be delivered, among others. Gensia Sicor intends to vigorously defend this litigation. The ultimate outcome with respect to the lawsuit could have a material effect on the Company's financial position, results of operations or cash flows. Management is unable to reasonably estimate the financial impact of its dispute with Protocol Systems at this time, and has not recorded any liabilities pertaining to this matter. In accordance with the FAS 5, a contingent liability will be recorded for the Protocol Systems matter, when a reasonable range of possible liability has been established.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


    On June 15, 1998, the Company held a Special Meeting of Stockholders. The following actions were taken at the meeting:

1. The following four class III directors were elected:

   a. 68,360,262 shares were voted in favor of Frank C. Becker, 573,446 shares were voted against and 10,478,089 shares were not voted or were broker non-votes.

   b. 68,360,444 shares were voted in favor of Herbert J. Conrad, 573,264 shares were voted against and 10,478,089 shares were not voted or were broker non-votes.

   c. 68,272,115 shares were voted in favor of David F. Hale, 661,593 shares were voted against and 10,478,089 shares were not voted or were broker non-votes.

   d. 68,342,886 shares were voted in favor of John W. Sayward, 590,822 shares were voted against and 10,478,089 shares were not voted or were broker non-votes.

   The following directors continue in office for their existing terms:
   Carlos A. Ferrer; Carlo Salvi; Donald E. Panoz; Michael D. Cannon.

2. A proposal to amend and restate the Gensia Sicor Inc. Employee Stock Purchase Plan (the "ESPP") was approved. The proposal increased by 100,000 the aggregate number of shares of common stock reserved for issuance under the ESPP.

   64,376,939 shares were voted in favor of the proposal, 4,412,153 shares were voted against the proposal, 144,616 shares abstained and 10,478,089 shares were not voted or were broker non-votes.

3. A proposal to amend and restate Gensia Sicor Inc. Long-Term Incentive Plan was approved.

   58,359,525 shares were voted in favor of the proposal, 10,325,348 shares were voted against the proposal,

                               GENSIA SICOR INC.


   248,835 shares abstained and 10,478,089 shares were not voted or were broker non-votes.

4. The selection of Ernst and Young LLP as the Company's independent auditors was ratified. 68,840,926 shares were voted in favor of the proposal, 72,557 shares were voted against the proposal, 20,225 shares abstained and 10,478,089 shares were not voted or were broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit
        Number       Description of Document
        ------       -----------------------

        27.1    Financial Data Schedule

        --------

   (b)  Reports on Form 8-K during the second quarter

        None

                               GENSIA SICOR INC.


                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GENSIA SICOR INC.



Date: August 14, 1998            By: /s/ Carlo Salvi
                                     ------------------------------------------
                                     Carlo Salvi, President
                                     and Chief Executive Officer



Date: August 14, 1998            By: /s/ John W. Sayward
                                     ------------------------------------------
                                     John W. Sayward, Executive Vice President,
                                     Finance, Chief Financial Officer
                                     and Treasurer