Form 10-Q
period 1998-09-30
GENSIA SICOR INC
filed 1998-11-16
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended September 30, 1998.

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


               Delaware                              33-0176647
     -------------------------------             ------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)


                                   19 Hughes
                           Irvine, California  92618
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


                           YES    X       NO
                                -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock $.01 par value                         79,644,987
---------------------------            ---------------------------------
         Class                         Outstanding at September 30, 1998

                               GENSIA SICOR INC.

                                    INDEX


PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements                                            PAGE
          --------------------

          Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                  3

          Consolidated Statements of Operations and Comprehensive
          Loss for the three and nine months ended September 30,
          1998 and 1997                                                      4

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1998 and 1997                           5

          Notes to Consolidated Financial Statements                         6


Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------


          Results of Operations - for the three and nine months
          ended September 30, 1998 and 1997                                 10

          Liquidity and Capital Resources                                   12

          Impact of Year 2000                                               14

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                                 15

Item 4:   Submission of Matters to a Vote of Security Holders               15

Item 6:   Exhibits and Reports on Form 8-K                                  15


SIGNATURES                                                                  16

                               GENSIA SICOR INC.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                       September 30,           December 31,
                                                                           1998                   1997
                                                                         --------               --------
                                                                       (Unaudited)
                                     ASSETS
Current assets:
 Cash and cash equivalents                                                $25,138                $41,624
 Accounts receivable                                                       47,392                 45,532
 Inventories                                                               47,639                 43,952
 Other current assets                                                       9,092                  8,373
                                                                         --------               --------
    Total current assets                                                  129,261                139,481

Property and equipment, net                                               103,014                 95,243
Other noncurrent assets                                                    11,360                 10,759
Intangibles, net                                                           47,471                 49,825
Goodwill, net                                                              69,075                 67,897
                                                                         --------               --------
                                                                         $360,181               $363,205
                                                                         ========               ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                         $41,778                $38,152
 Accrued payroll and related expenses                                       4,142                  4,094
 Other accrued liabilities                                                 17,509                 18,454
 Short-term borrowings                                                     38,793                 35,581
 Current portion of long-term debt                                          4,802                  3,487
 Current portion of capital lease obligations                                 867                    600
                                                                         --------               --------
    Total current liabilities                                             107,891                100,368

Other long-term liabilities                                                 6,176                  6,547
Long-term debt, less current portion                                       41,913                 42,668
Long-term capital lease obligations, less current portion                   1,100                    525
Deferred taxes                                                             20,580                 22,228
Minority interest                                                              --                  3,326

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $80,000                                                                    16                      16
 Common stock, $.01 par value, 125,000 shares authorized,
    79,645 and 78,649 shares issued and outstanding
    at September 30, 1998 and December 31, 1997, respectively                 796                     786
 Additional paid-in capital                                               529,504                 529,448
 Accumulated deficit                                                     (348,039)               (341,831)
 Foreign currency translation adjustment                                      244                    (876)
                                                                         --------                --------
    Total stockholders' equity                                            182,521                 187,543
                                                                         --------                --------
                                                                         $360,181                $363,205
                                                                         ========                ========

                            See accompanying notes.

                               GENSIA SICOR INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                        Three months ended            Nine  months ended
                                                                           September 30,                  September 30,
                                                                      ----------------------         -------------------------
                                                                       1998           1997             1998             1997
                                                                      --------      --------         --------         --------
Revenues:
 Product sales                                                        $41,677        $39,222         $127,463          $98,428
 Contract research and license fees                                     1,803          2,232            7,613            6,642
                                                                      --------      --------         --------         --------
    Total revenues                                                     43,480         41,454          135,076          105,070
 Cost of sales                                                         29,007         26,097           87,330           70,644
 Research and development                                               5,822          6,471           16,311           19,052
 Selling, general and administrative                                    3,420         12,016           22,860           32,006
 Amortization expense                                                   1,556          1,349            4,442            2,994
 Interest and other, net                                                2,495            692            5,436            1,165
 Write-down of investment                                                  --             --            1,130               --
 Restructuring charge                                                      --          3,184               --            3,184
 Acquisition of in-process research and development                        --             --               --           29,200
                                                                      --------      --------         --------         --------
    Total costs and expenses                                           42,300         49,809          137,509          158,245
                                                                      --------      --------         --------         --------
Net income (loss) before income taxes                                   1,180         (8,355)          (2,433)         (53,175)
Provision for income taxes                                             (3,026)          (207)          (4,570)          (3,000)
                                                                      --------      --------         --------         --------
Net loss before minority interest                                      (1,846)        (8,562)          (7,003)         (56,175)
Minority interest                                                          36             --              795               --
                                                                      --------      --------         --------         --------
Net loss before dividends                                              (1,810)        (8,562)          (6,208)         (56,175)
Dividends on preferred stock                                           (1,504)        (1,504)          (4,496)          (4,496)
                                                                      --------      --------         --------         --------
Net loss applicable to common shares                                   (3,314)       (10,066)         (10,704)         (60,671)
Other comprehensive income (loss):
 Foreign currency translation                                           1,230           (226)           1,119             (407)
                                                                      --------      --------         --------         --------
Comprehensive net loss                                                $(2,084)      $(10,292)        $ (9,585)        $(61,078)
                                                                      ========      ========         ========         ========
Basic and diluted net loss per common share                           $  (.04)      $   (.13)        $   (.13)        $   (.86)
                                                                      ========       ========         =======         ========
Basic and diluted comprehensive net loss per common share             $  (.03)      $   (.14)        $   (.12)        $   (.87)
                                                                      ========       ========         =======         ========
Shares used in computing basic and diluted net loss and
 comprehensive net loss per common share                               79,606         74,567           79,415           70,167
                                                                      ========      ========         ========         ========

                            See accompanying notes.

                               GENSIA SICOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                             Nine months ended September 30,
                                                                                            --------------------------------
                                                                                              1998                    1997
                                                                                            --------                --------
Cash flows from operating activities:
 Net loss                                                                                   $ (6,208)               $(56,175)
 Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                                             13,794                  10,479
    Loss on disposal of property and equipment                                                    --                     (19)
    Minority interest                                                                           (795)                     --
    Net deferred income taxes                                                                 (1,649)                 (1,136)
    Inventory purchase price allocation adjustment                                               286                   4,244
    Write-down of investment                                                                   1,130                      --
    Restructuring charge                                                                          --                   3,184
    Charge for acquired in-process research and development                                       --                  29,200
 Change in operating assets and liabilities, net of effects
     from acquisitions:
    Accounts receivable                                                                         (806)                 (7,315)
    Inventories                                                                               (2,520)                  1,528
    Prepaid expenses and other assets                                                         (2,131)                  5,069
    Accounts payable and accrued expenses                                                      3,529                   1,685
                                                                                            --------                --------
Net cash used in operating activities                                                          4,630                  (9,256)

Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired                                             (6,898)                 (9,129)
 Investment in other business                                                                   (697)                     --
 Proceeds from short-term investments                                                          2,000                  16,750
 Purchases of short-term investments                                                          (2,000)                (13,651)
 Purchase of property and equipment                                                          (12,974)                (17,274)
 Acquisition of intangible asset                                                                  --                  (5,602)
 Other                                                                                            --                     318
                                                                                            --------                --------
Net cash used in investing activities                                                        (20,569)                (28,588)

Cash flows from financing activities:
 Payments of preferred stock dividends                                                        (4,496)                 (4,496)
 Issuance of common stock and warrants, net                                                    1,010                  25,082
 Funding from minority shareholder                                                               972                      --
 Change in short-term borrowings                                                               1,188                   4,124
 Issuance of long-term debt and capital lease obligations, net                                 2,716                  22,392
 Principal payments on long-term debt and capital lease obligations                           (3,199)                 (2,126)
                                                                                            --------                --------
Net cash provided by (used in) financing activities                                           (1,809)                 44,976
                                                                                            --------                --------
Effect of exchange rate changes on cash                                                        1,262                    (111)
                                                                                            --------                --------
Increase (decrease) in cash and cash equivalents                                             (16,486)                  7,021
Cash and cash equivalents at beginning of period                                              41,624                  16,271
                                                                                            --------                --------
Cash and cash equivalents at end of period                                                  $ 25,138                $ 23,292
                                                                                            ========                ========
Supplemental schedule of noncash investing and financing activities:
 Common stock issued to settle accrued liabilities                                          $  3,553                $     --
 Common stock issued to acquire net assets of business:
    Fair value of assets acquired, other than cash                                                --                 207,578
    Liabilities assumed                                                                           --                  81,034

                            See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


1. ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

   Organization
   ------------

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

   Principles of Consolidation
   ---------------------------

   The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned, except for Metabasis Therapeutics, Inc ("Metabasis"), which is 92% owned. The five wholly-owned subsidiaries are: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Aramed, Inc., Gensia Development Corporation and Genchem Pharma Ltd. All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997 include the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the nine months ended September 30, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition). Minority interest at December 31, 1997 represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries, Diaspa and Metabasis. Minority interest at September 30, 1998 represents minority stockholders' proportionate share of the equity in Metabasis only which is included in other noncurrent assets. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, so that Diaspa is now a wholly-owned subsidiary.

   In March 1998, Genchem Pharma Ltd. acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland for $1.9 million. For financial reporting purposes, the acquisition was accounted for using the purchase method and the excess of the purchase price over the fair value of identified assets and liabilities of $1.2 million was recorded as goodwill. The financial position and results of operations of the acquired company are not material.
Pro forma information has been omitted as the amounts are not significant.

   In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and nine-month periods ended September 30, 1998 and 1997 have been made. The results of operations for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

   The accompanying consolidated financial statements should be read in conjunction with the audited financial

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998


statements and notes thereto included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission.

   Foreign currency translation
   ----------------------------

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

   Reclassifications
   -----------------

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

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

4.  INVENTORIES

  Inventories at September 30, 1998 and December 31, 1997 consisted of (in thousands):
                                 September 30,      December 31,
                                    1998                1997
                                   -------             -------
  Raw materials                    $15,211             $16,332
  Work-in-process                   12,077               6,182
  Finished goods                    21,734              23,363
                                   -------             -------
                                    49,022              45,877
  Less reserves                     (1,383)             (1,925)
                                   -------             -------
                                   $47,639             $43,952
                                   =======             =======

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

   Gensia Sicor and Automedics also informed Protocol Systems that no additional GenESA System devices would be purchased under the Supply Agreement. As noted above, pursuant to the Automedics divestiture, the Company assigned its rights and obligations under the Supply Agreement to Automedics. This assignment resulted in transferring the Company's obligation to purchase a minimum number of GenESA System devices from Protocol Systems totaling approximately $3.4 million in 1998, and $4.3 million every year for the years 1999 to 2002. The Company remained liable for these obligations. In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems. The complaint alleges breach of the Supply Agreement, and damages estimated at approximately $10.8 million, plus any amounts which Protocol Systems may owe to a third-party vendor. Gensia Sicor believes that this claim fails to take into consideration a number of matters, including Protocol Systems' contractual obligations, the risks inherent in the introduction of a new medical device into the marketplace and the five-year time period over which the devices were to be delivered, among others. Gensia Sicor intends to vigorously defend this litigation. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows. Management is unable to reasonably estimate the financial impact of its dispute with Protocol Systems at this time, and has not recorded any liabilities pertaining to this matter. In accordance

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998

with FAS 5, a contingent liability will be recorded for the Protocol Systems matter when a reasonable range of possible liability has been established.

   As a result of the lack of market acceptance of the GenESA System, Gensia Sicor management reevaluated the carrying value of the Company's investment in Automedics and recorded a write-down during the first quarter of 1998 of $1.1 million.

6. CONTINGENCIES

   During 1995, Sicor received claims from certain of its customers in connection with shipments of a contaminated product. While to the best of Sicor's knowledge no customer lawsuits have been filed against Sicor with respect to this matter, Sicor has a reserve of approximately $2.6 million at September 30, 1998, which represents management's best estimate of attorneys' costs and other settlement costs still outstanding.

   In September 1998, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas.

   In another lawsuit related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation and Sicor S.p.A. in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, Pharmacia & Upjohn, which supplied Sicor with certain of the contaminated materials and agreed to indemnify Sicor under certain conditions, sued Sicor for declaratory relief regarding their respective duties and rights. In light of the above settlement, this lawsuit has been dismissed without prejudice.

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

                               GENSIA SICOR INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Gensia Sicor has been unprofitable on an annual basis since its inception in 1986. For the period from its inception to September 30, 1998, the Company has incurred a cumulative net loss of $348.0 million.

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

Results of Operations

   The Company reported a net loss of $3.3 million, or $.04 per common share (after dividends on preferred stock of $1.5 million), in the third quarter ended September 30, 1998 compared to a net loss of $10.1 million, or $.13 per common share (after dividends on preferred stock of $1.5 million), in the third quarter of 1997. The Company reported a net loss of $10.7 million, or $.13 per common share (after dividends of preferred stock of $4.5 million), for the nine months ended September 30, 1998 compared to a net loss of $60.7 million, or $.86 per common share (after dividends of preferred stock of $4.5 million), for the nine months ended September 30, 1997. The results for the first nine months of 1997 include the results of operations for Rakepoll Holding from February 28, 1997, the date of its acquisition, a $29.2 million write-off of in-process research and development associated with the acquisition of Rakepoll Holding, and a $4.4 million charge to cost of sales for the write-up of purchased inventory and property, plant and equipment.

   Product sales in the third quarter of 1998 increased to $41.7 million from $39.2 million in the third quarter of 1997. Product sales in the first nine months of 1998 increased to $127.5 million from $98.4 million in the same period of 1997. The increase in product sales for the three months ended September 30, 1998 is primarily due to increased sales at Lemery, Sicor de Mexico, and Genchem Pharma of certain newer multisource injectable products and as a result of the acquisition of Diaspa in December 1997. Partially offsetting these increases was the termination of the Company's distribution agreement for the Laryngeal Mask Airway ("LMA") effective January 1, 1998. In the quarter ended September 30, 1997, the LMA accounted for approximately $3.0 million in product sales.
The increase in product sales for the nine months ended September 30, 1998 is primarily due to the inclusion of operating results for Rakepoll Holding for the full nine months in 1998 as opposed to only from February 28, 1997, the date of its acquisition, for the nine month period ended September 30, 1997, the acquisition of Diaspa in December 1997 and increased sales at Gensia Sicor Pharmaceuticals, offset by termination of LMA sales. In the first nine months of 1997, the LMA accounted for approximately $8.8 million in product sales.

   Cost of sales for the third quarter of 1998 was $29.0 million, which yielded a gross margin of 30%, compared to a cost of sales of $26.1 million for the third quarter of 1997 which yielded a gross margin of 34%. The decrease in gross margin is primarily due to a combination of higher cost of sales at the foreign locations from increasing production of the new product cyclosporine, along with higher unit product costs in the U.S. resulting from price competition and contract manufacturing business that had lower margins than previous quarter's business. Cost of sales for the first nine months of 1998 was $87.3 million, which yielded a gross margin of 31%, compared to a cost of sales of $70.6 million in the same period of 1997 which yielded a gross margin of 28%. The gross margin for the nine months ended September 30, 1998 increased compared to the same period of 1997 primarily due to the inclusion of a purchase accounting charge to 1997 cost of sales for Rakepoll Holding products resulting from the write-up of

                               GENSIA SICOR INC.

inventory and property, plant and equipment associated with the acquisition as well as improved margins at Lemery, Sicor de Mexico and Gensia Sicor Pharmaceuticals.

   Contract research and license fees in the third quarter of 1998 decreased to $1.8 million from $2.2 million in the third quarter of 1997 as a result of the deferred license revenue from Pfizer Inc. being fully amortized at the end of April 1998. Contract research and license fees for the first nine months of 1998 were $7.6 million compared to $6.6 million in the same period of 1997. The increase is primarily due to an up-front non-refundable license fee received in June 1998 from a major U.S. pharmaceutical company involving bulk drug substance. The Company continued to receive contract research revenues through its research collaborations with Pfizer Inc. in the areas of pain and inflammation research and with Sankyo Co., Ltd. in the areas of diabetes. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund additional Metabasis' research and development efforts; however, these discussions are at an early stage and there is no assurance that any such collaborations will be completed.

   Research and development expenses in the third quarter of 1998 decreased to $5.8 million from $6.5 million in the 1997 third quarter primarily due to the exclusion of Automedics' expenses as a result of the divestiture of an 81% interest in Automedics in the fourth quarter of 1997 offset by a research related milestone payment made in the third quarter of 1998. Research and development expenses for the first nine months of 1998 decreased to $16.3 million from $19.1 million for the same period of 1997. The decrease is mainly due to the divestiture of Automedics offset by increased expenses by the Rakepoll Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full nine month period ended September 30, 1998. The Company is continuing to pursue plans to establish Metabasis as an independent company, which if accomplished would eliminate ongoing expenses and contract research revenues from its Metabasis research operation, causing both future research and development expenses and contract research revenues to decrease from current levels. Gensia Sicor may not be able to establish Metabasis as an independent company.

   Selling, general and administrative expenses in the third quarter of 1998 decreased to $3.4 million from $12.0 million in the third quarter of 1997 primarily due to the settlement of the contamination lawsuit with Great Lakes Chemical Corporation (see Note 6) and the divestiture of Automedics. Selling, general and administrative expenses for the first nine months of 1998 decreased to $22.9 million from $32.0 million in the same period of 1997. The decrease is mainly due to the divestiture of Automedics and the settlement of the contamination lawsuit offset by increased expenses by the Rakepoll Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full nine month period ended September 30, 1998. Selling, general and administrative expenses are expected to revert to levels consistent with prior quarters as the contamination lawsuit settlement in the third quarter of 1998 was a one-time non-recurring adjustment.

   The Company had amortization expense of $1.6 million in the third quarter of 1998 compared to $1.3 million in the same period of 1997. Amortization expense for the first nine months of 1998 was $4.4 million compared to $3.0 million in the same period of 1997. The increases are due to the amortization of goodwill resulting from the acquisition of 50% of Diaspa in December 1997 and Genchem Vacallo in March 1998. The increase in expenses for the first nine months of 1998 is also due to the inclusion of expenses related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding for the full nine months compared to seven months in the same period of 1997.

   The Company had interest and other expenses of $2.5 million in the third quarter of 1998 compared to $0.7 million in the third quarter of 1997. Interest and other expenses for the first nine months of 1998 increased to $5.4 million from $1.2 million in the same period of 1997. The increases are primarily due to higher interest expense, exchange and translation loss, and other expenses from donated products.

   As discussed in Note 5, due to, among other things, the lack of market acceptance of the GenESA System, Gensia Sicor elected to write-down the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million in the first quarter of 1998.

                               GENSIA SICOR INC.

   The Company recorded a restructuring charge of $3.2 million in the third quarter of 1997. The charge included expected costs related to the consolidation of the Company's corporate headquarters in San Diego, California to Irvine, California where Gensia Sicor Pharmaceuticals is located.

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

   Income tax expense in the third quarter of 1998 increased to $3.0 million
from $0.2 million for the same period of 1997.   Income tax expense for the
first nine months of 1998 increased to $4.6 million from $3.0 million for the same period of 1997. The increase in income tax expense for the three and nine months of 1998 is attributable to increased earnings in the foreign operations compared to the same period of 1997. Although the Company has a net loss for the nine months of 1998 on a consolidated basis, the taxable losses generated by U.S. entities cannot be utilized to offset taxable income from foreign entities.

   The Company had minority interest income of $36,000 for the three months ended September 30, 1998 which represents minority stockholders' proportionate share of the loss in the Company's consolidated subsidiary, Metabasis. Minority interest income of $795,000 for the nine months ended September 30, 1998 represents minority stockholders' proportionate share of the loss in the Company's consolidated subsidiaries, Diaspa and Metabasis. In June 1998, Sicor purchased the remaining 50% interest in Diaspa.

Liquidity and Capital Resources

   At September 30, 1998, the Company had cash and cash equivalents of $25.1 million.

   The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash and cash equivalents on hand at September 30, 1998 of $25.1 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1998. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will continue to pursue equity, debt and lease financing, or a combination of these, for its capital needs. In addition, the Company may seek equity funds to finance Metabasis. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

   Significant changes in operating assets and liabilities during the first nine months of 1998, excluding the net assets acquired from the Genchem Vacallo acquisition (see Note 1), included a $3.5 million increase in accounts payable and accrued expenses, a $2.5 million increase in inventories and a $2.1 million increase in prepaid expenses and other assets. Other significant cash flows in the first nine months of 1998 included $6.9 million in payments for the remaining 50% interest in Diaspa and acquisition of Genchem Vacallo, and $13.0 million expended on property and equipment.

   As discussed in Note 5, the Company has an obligation to Protocol Systems under the Supply Agreement to

                               GENSIA SICOR INC.

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

   The Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1998, the Company's Italian subsidiary, Sicor, entered into ten monthly U.S. $1 million put options at a strike price of Lira 1,750 per U.S. $1. As of September 30, 1998, three contracts have been exercised.

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

   As discussed in Note 6, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas.

   In November 1998, the Company received notification from SangStat Medical Corporation ("SangStat") that it has been granted marketing clearance by the U.S. Food and Drug Administration ("FDA") for SangCya(TM), SangStat's patented formulation of cyclosporine. With this approval, the Company's subsidiary, Sicor, expects to provide a majority of cyclosporine bulk material for SangCya(TM). Sicor will be the primary manufacturer of the cyclosporine bulk drug substance used in the production of SangCya(TM) for subsequent commercial sale and distribution worldwide by SangStat.

   The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding preferred stock from June 1, 1993 through
March 1, 1995.   Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding preferred stock. The Company resumed quarterly payment of the Preferred Stock dividend in September 1996. At September 30, 1998, the Company had approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                               GENSIA SICOR INC.

Impact of Year 2000

   The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant.
System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All domestic business systems have been upgraded and are believed to be compliant. Work continues on the Company's international facilities systems and these conversions are scheduled for completion by the end of the second quarter of 1999. Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. However, if either the Company or any material customer or vendor experiences a failure of any critical system, it could have a material adverse impact on the Company's business operations or require the Company to incur unanticipated expenses. If by April 1999, the Company has not obtained reasonable assurances from material vendors as to Year 2000 compliance, the Company will consider alternatives, including the replacement of material vendors. In addition, the business interruption of any of the Company's significant customers, resulting from their Year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations. The cost incurred to date for the Year 2000 transition is approximately $0.5 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to meet the future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the year 2000 transition, will be approximately an additional $1.0 million, and as such will not have significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

                               GENSIA SICOR INC.

                          PART II--OTHER INFORMATION

ITEM 1:  Legal Proceedings

   In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc ("Protocol Systems"). The complaint alleges breach of a supply agreement (the "Supply Agreement"). Protocol Systems alleges damages estimated at approximately $10.8 million, plus any amounts which it may owe to a third-party vendor. Gensia Sicor believes that this claim fails to take into consideration a number of matters, including Protocol Systems' contractual obligations, the risks inherent in the introduction of a new medical device into the marketplace and the five-year time period over which the devices were to be delivered, among others. Gensia Sicor intends to vigorously defend this litigation. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows. Management is unable to reasonably estimate the financial impact of its dispute with Protocol Systems at this time, and has not recorded any liabilities pertaining to this matter. In accordance with FAS 5, a contingent liability will be recorded for the Protocol Systems matter when a reasonable range of possible liability has been established.

   In September 1998, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas.

   In another lawsuit related to the contaminated product, entitled Pharmacia & Upjohn Company v. Great Lakes Chemical Corporation and Sicor S.p.A. in the State of Michigan, Kalamazoo County Circuit Court, No. E96-188 NZ, Pharmacia & Upjohn, which supplied Sicor with certain of the contaminated materials and agreed to indemnify Sicor under certain conditions, sued Sicor for declaratory relief regarding their respective duties and rights. In light of the above settlement, this lawsuit has been dismissed without prejudice.

ITEM 4:  Submission of Matters to a Vote of Security Holders

   If a stockholder wishes to have a stockholder proposal considered at the Company's next annual meeting, the stockholder must have given timely notice of the proposal in writing to the Secretary of the Company. To be timely, a stockholder's notice of the proposal must be delivered to or mailed and received at the executive offices of the Company no less than 50 days nor more than 75 days prior to the date of the annual meeting; provided, however that if less than 65 days' notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice of the proposal to be timely must be received no later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the meeting date was given.

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



                                 GENSIA SICOR INC.



Date: November 16, 1998          By: /s/ Carlo Salvi
                                     -------------------------------
                                     Carlo Salvi, President
                                     and Chief Executive Officer



Date: November 16, 1998          By: /s/ John W. Sayward
                                     -------------------------------
                                     John W. Sayward, Executive Vice
                                     President, Finance, Chief Financial
                                     Officer and Treasurer