Form 10-Q/A
period 1998-09-30
GENSIA SICOR INC
filed 1999-01-26
CIK 807873

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                 FORM 10-Q/A

                        AMENDMENT NO.1 TO FORM 10-Q




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

                                    YES  X       NO
                                       -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock $.01 par value                               79,644,987
---------------------------                  -----------------------------------
      Class                                   Outstanding at September 30, 1998

                              GENSIA SICOR INC.

                                    INDEX

PART I:   FINANCIAL INFORMATION

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Results of Operations - for the three and nine
          months ended September 30, 1998 and 1997                      3

          Liquidity and Capital Resources                               5

          Impact of Year 2000                                           7


SIGNATURES                                                              9

                              GENSIA SICOR INC.


                       PART I - FINANCIAL INFORMATION

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

     Cost of sales for the third quarter of 1998 was $29.0 million, which yielded a gross margin of 30%, compared to a cost of sales of $26.1 million for the third quarter of 1997 which yielded a gross margin of 34%. The decrease in gross margin is primarily due to a combination of higher cost of sales at the foreign locations from increasing production of the new product cyclosporine, along with higher unit product costs in the U.S. resulting from price competition and contract manufacturing business that had lower margins than previous

                              GENSIA SICOR INC.

quarter's business. Cost of sales for the first nine months of 1998 was $87.3 million, which yielded a gross margin of 31%, compared to a cost of sales of $70.6 million in the same period of 1997 which yielded a gross margin of 28%. The gross margin for the nine months ended September 30, 1998 increased compared to the same period of 1997 primarily due to the inclusion of a purchase accounting charge to 1997 cost of sales for Rakepoll Holding products resulting from the write-up of inventory and property, plant and equipment associated with the acquisition as well as improved margins at Lemery, Sicor de Mexico and Gensia Sicor Pharmaceuticals.

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

                              GENSIA SICOR INC.

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

                              GENSIA SICOR INC.

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

                              GENSIA SICOR INC.

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

     Work continues on the Company's international facilities systems. Upgrades and conversions are scheduled for completion by the end of the second quarter of 1999 in Italy and by the end of the fourth quarter of 1999 in Mexico. A failure by the Company to convert its international systems in a timely fashion could have a material adverse effect on the Company.

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from its domestic material customers and vendors; however, this is an on-going process. The Company anticipates that this process will be completed by mid-1999 for its international operations. The Company believes that one international customer, the national health program in Mexico, which accounted for approximately $19.8 million of the Company's product sales in the first nine months of 1998 (which represented approximately 15.5% of such sales), may not be Year 2000 compliant by December 31, 1999. No other international customer accounted for more than 5% of the Company's sales in the nine months ended September 30, 1998. The Company's total sales to international customers in the first nine months of 1998 were approximately $72.8 million, which represented approximately 57% of the Company's total sales in such period. If either the Company or any material customer or vendor experiences a failure of any critical system, it could have a material adverse impact on the Company's business or require the Company to incur unanticipated expenses.

     If by mid-1999, the Company has not obtained reasonable assurances from material vendors as to Year 2000 compliance, the Company will consider alternatives, including the replacement of material vendors, if possible. The business interruption of any of the Company's significant customers, resulting from their Year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations.

     The Company has not completed a formal contingency plan for non-compliance, but it is developing

                              GENSIA SICOR INC.

a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by mid-1999 which will include development of backup procedures, identification of alternate suppliers and possible increases in inventory levels. The Company has not identified its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis in mid-1999.

     There are many factors outside the Company's control that could cause the Year 2000 problem to seriously disrupt its operations. There are risks, however, for which the Company is preparing and, in so doing, seeking to reduce its exposure. The most critical of these risks are listed below. The scope of the Company's efforts regarding each risk is limited to the Company's key products, key compounds, subsidiaries, critical suppliers, and major customers:
- a disruption in the supply of product with particular emphasis on failures of raw material suppliers, commercial partners, and external distribution channels internal infrastructure failures such as utilities, communications, internal information technology services and integrated information technology systems non-U.S. government failures, especially as they impact import and export activity interruption of the product regulatory filing process a major customer failure or interruption.

     The cost incurred through September 30, 1998, for the Year 2000 transition was approximately $0.7 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to meet the future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the Year 2000 transition, will be approximately an additional $1.0 million, and as such will not have significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that, barring critical failures arising from factors beyond the Company's direct control, it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

                              GENSIA SICOR INC.


                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENSIA SICOR INC.



Date: January 26, 1999           By: /s/ John W. Sayward
                                     ------------------------------------
                                     John W. Sayward, Executive Vice
                                     President, Finance, Chief Financial
                                     Officer and Treasurer