Form 10-K
period 1998-12-31
GENSIA SICOR INC
filed 1999-03-31
CIK 807873

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 1998.
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from             to                .

     Commission file number 0-18549
                            -------

                                GENSIA SICOR INC.
                                -----------------
                          (Exact name of registrant as
                            specified in its charter)

                  Delaware                           33-0176647
         ------------------------------          ------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                                    19 Hughes
                            Irvine, California 92618
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (949) 455-4700
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, Par Value $.01
                 Preferred Stock Purchase Rights, Par Value $.01
               --------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   _________

At March 24, 1999, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $169.7 million, based on the last sale price as reported on the Nasdaq National Market.

At March 24, 1999, there were 79,836,332 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 16, 1999 is incorporated by reference into Part III of this Form 10-K.

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

     Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals") is a wholly owned subsidiary of the Company located in Irvine, California. Prior to the acquisition of Rakepoll Holding, Gensia Sicor Pharmaceuticals was the Company's primary operating unit. Gensia Sicor Pharmaceuticals' business emphasis has been on the development, manufacture and marketing of oncology, anesthesiology and other key multisource injectable pharmaceuticals for the North American market. Gensia Sicor Pharmaceuticals is currently engaged in discussions with other pharmaceutical companies in an effort to expand its product offerings to foreign markets. In addition, Gensia Sicor Pharmaceuticals provides contract manufacturing support and services to a number of pharmaceutical and biotechnology companies.

     Sicor and Sicor de Mexico produce specialty bulk drug substances. Lemery manufactures oral and injectable finished multisource drug products. The specialty drug substances produced by Sicor and Sicor de Mexico are primarily used in oral, parenteral, topical and inhalation therapy products. Almost all of these products belong to one of four categories: (i) immunosuppression, (ii) anticancer agents, (iii) steroids or (iv) non-depolarizing muscle relaxants used in anesthesia. The principal markets for Sicor's and Sicor de Mexico's specialty bulk drug substances are the U.S., Canada, the European Union and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

     The Company's wholly owned subsidiary, Genchem Pharma Ltd. ("Genchem Pharma") was created in June 1997 to acquire and develop technology and to sell bulk products manufactured by Sicor and Sicor de Mexico.

     Rakepoll Holding created a wholly owned subsidiary, Gensia Sicor de Mexico, S.A. de C.V., during the third quarter of 1997. Gensia Sicor de Mexico is a service company with 19 employees located in Mexico that provides administrative
services for Lemery and Sicor de Mexico.   This service company enables Lemery
and Sicor de Mexico to utilize common administrative services, thus avoiding any unnecessary duplication of resources.

     In March 1998, Genchem Pharma acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland. Genchem Vacallo conducts research and development and small-scale manufacturing work with respect to specialty bulk drug substances.

     In addition, in 1998, Sicor acquired a 50% interest in Zetesis S.p.A. ("Zetesis") of Milan, Italy from private investors. Zetesis holds the patents relating to UK101, an oncological product under development.

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

     One area of particular focus for the Company is the development of products for the worldwide oncology market. As a result, Gensia Sicor Pharmaceuticals has built a state of the art oncology manufacturing facility at Irvine, California and is in the process of requesting the United States Food and Drug Administration ("FDA") to approve manufacturing site transfers for existing oncology products. This new facility is also being used for contract manufacturing opportunities that require sterile manufacturing. Gensia Sicor Pharmaceuticals has marketing rights in the United States to three oncology products (doxorubicin, etoposide and cisplatin) manufactured in polymer vials by Delta West Pty. Limited, a wholly-owned subsidiary of Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Two of these products, doxorubicin and etoposide, are approved by the FDA.

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

     In addition, product development is continuing for multisource injectable
drugs in anesthesiology and cardiology as well as other selected areas.   Gensia
Sicor Pharmaceuticals has sixteen Abbreviated New Drug Applications ("ANDAs") pending with the FDA and has approximately 27 multisource products under development. Gensia Sicor believes that this investment in product development may position Gensia Sicor Pharmaceuticals for growth over the next five years when a number of major injectable drugs will come off-patent. There is no assurance that such growth will occur.

     Gensia Sicor Pharmaceuticals' major injectable pharmaceutical products include atracurium, bumetanide, desmopressin, diltiazem, dipyridamole, doxorubicin, fluphenazine, leucovorin calcium, and tobramycin. Gensia Sicor Pharmaceuticals offers approximately 43 multisource pharmaceuticals in its product line.

     Gensia Sicor Pharmaceuticals also has a contract manufacturing business which manufactures sterile injectable products for biotechnology and pharmaceutical companies. Gensia Sicor offers a range of manufacturing services, including production of pilot and commercial quantities of bulk materials, formulation development, and commercial scale manufacturing of finished dosage forms. The contract manufacturing business has experienced growth since 1995 and Gensia Sicor believes additional growth may be attained by expanding its collaborations with biotechnology and pharmaceutical companies. There is no assurance that such growth will be sustained.

     Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories ("Abbott") in January 1999, under which the two companies have formed a strategic alliance for marketing and distribution of oncology products in the United States. This seven year collaboration initially involves seven of the Company's oncology products (including doxorubicin and leucovorin calcium) but will expand in the future to include certain of Gensia Sicor Pharmaceuticals' oncology products currently under development. Under the agreement, Gensia Sicor Pharmaceuticals will develop and manufacture oncology products, and Abbott will promote and sell them to hospitals and clinics throughout the United States. Abbott has a well established market presence with hospitals and clinics, and had previously co-marketed oncology products
with Pharmacia & Upjohn through November 1998.   Gensia Sicor Pharmaceuticals'
oncology product sales during 1998 were approximately $21 million.   While
management believes that the Abbott alliance may be an important element in helping the Company achieve future profitability, there is no assurance that the alliance will be successful or that the oncology products will help the Company to achieve profitability.

     In January 1999, Gensia Sicor Pharmaceuticals received approval from the FDA for propofol injectable emulsion, an intravenous sedative hypnotic agent
used for the induction and maintenance of anesthesia or sedation.   Pursuant to
the Drug Price Competition and Patent Term Restoration Act of 1984 (the ''Waxman/Hatch Act''), the Company has a 180 day exclusive period in which to sell the product without other generic competition. The U.S. propofol market in 1997 was estimated by the IMS market research firm to have sales of $257 million. The branded propofol product, DIPRIVAN(R) Injectable Emulsion with disodium edetate, is marketed by Zeneca Limited ("Zeneca"). Gensia Sicor Pharmaceuticals has an existing agreement with Baxter International, a leader in the U.S. anesthesia market segment, which includes the distribution of propofol. It is anticipated that generic propofol will be launched during the second quarter of 1999, which will initiate the 180 day exclusivity period. In February 1999, Zeneca filed suit in the U.S. District Court for the District of Maryland against the FDA, alleging that the FDA improperly approved Gensia Sicor Pharmaceuticals' ANDA for propofol injectable emulsion. The complaint seeks an injunction requiring the FDA to rescind its January 1999 approval of the ANDA, and Zeneca has moved for a preliminary injunction seeking rescission of the approval pending resolution of the suit. Gensia Sicor Pharmaceuticals has intervened as a defendant in the case. On March 26, 1999, the court denied Zeneca's motion for a preliminary injunction. The Company believes that Zeneca's claims are without merit, and that the FDA's approval of Gensia Sicor Pharmaceuticals' ANDA for propofol will be upheld. In the event the court were to issue a permanent injunction rescinding the approval of the ANDA, there could be a material adverse effect on the Company's financial position, results of operations or cash flows.

Foreign Pharmaceutical Operations

     In February 1997, the Company acquired three specialty pharmaceutical companies comprised of a company located in Italy, Sicor, and two companies located in Mexico, Sicor de Mexico and Lemery. Sicor and Sicor de Mexico manufacture specialty bulk drug substances. Lemery produces oral and injectable finished multisource drug products (also called finished dosage forms) utilizing specialty bulk drug substances produced by Sicor and Sicor de Mexico or purchased from third parties. In December 1997, Sicor purchased a 50% equity interest in Diaspa, a private Italian pharmaceutical company specializing in bulk fermentation products. In June 1998, Sicor purchased the remaining 50% of Diaspa.

     The specialty bulk drug substances manufactured by Sicor and Sicor de Mexico are used in oral, parenteral, topical administration, or inhalation therapy, and almost all belong to one of four categories: (i) immunosuppression,
(ii) oncolytic agents, (iii) steroids or (iv) non-depolarizing muscle relaxants used in anesthesia. The steroids are either progestins used in contraceptives or corticosteroids used in a variety of anti-inflammatory preparations, including preparations used in the treatment of asthma, allergies and certain dermatological conditions. Certain progestins also have oncolytic applications. The muscle relaxants are used in conjunction with anesthetics during surgery.

     The principal markets for these specialty bulk drug substances are the United States, Canada, the European Union ("EU") and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and exported to countries in Central and South America, North Africa, the Middle East and Eastern Europe.

     Oncolytic Agents

     Due to a worldwide increase in the incidence of cancer, related in part to the general aging of the world's population, and to the introduction of new regimens for the treatment of cancer, the demand for oncolytic agents continues to increase. Sicor and Sicor de Mexico offer a wide range of oncolytic specialty bulk drug substances and Lemery offers finished dosage forms. The oncolytic agents produced by Sicor are etoposide, the anti-cancer antibiotics bleomycin, mitomycin, daunorubicin, epirubicin and idarubicin, and the progestins medroxyprogesterone acetate and megestrol acetate. Lemery manufactures various oncolytic agents in finished dosage form, including carboplatin, epirubicin, etoposide, cisplatin, doxorubicin, bleomycin, paclitaxel and vincristine.

     Sicor de Mexico produces two progestins, megestrol acetate and medroxyprogesterone acetate, which may be used in high dosages to treat certain hormone dependent malignancies, such as breast cancer, in addition to the latter's more typical use in contraceptives. The principal market for these compounds is currently the Far East. The Company has applied with the FDA to market Sicor de Mexico's version of such compounds in the United States and in the second quarter of 1998, Sicor de Mexico successfully completed its initial FDA facility inspection and commenced shipments of megestrol to Bristol-Myers Squibb Company. Sicor de Mexico also produces the progestins cyproterone acetate, which is generally used in the treatment of prostate cancer, although it may also be used as a component in contraceptives, and chlormadinone acetate, which is administered orally for the treatment of prostate cancer and benign prostate hypertrophy. Sicor de Mexico also produces deflazacort, a steroid with oral anti-inflammatory activity. The principal markets for these drug substances are the EU, Brazil, Canada, Argentina, the Middle East and Japan.

     Sicor de Mexico also recently completed construction of a facility to produce oncolytic agents. The first oncolytic agents scheduled to be produced include cisplatin (used in the treatment of testicular, ovarian and bladder cancers), carboplatin (used in the treatment of advanced ovarian cancer), and mitoxantrone (used in combination therapy for the treatment of adult leukemias).

     Steroids

     The steroids manufactured by Sicor and Sicor de Mexico are either progestins or corticosteroids, used in a variety of anti-inflammatory preparations for the treatment of asthma, allergies and certain dermatological conditions. Sicor and Sicor de Mexico together produce six such progestins: medroxyprogesterone acetate, megestrol acetate, cyproterone acetate, chlormadinone acetate, gestodene and desogestrel. Medroxyprogesterone acetate is principally used as component of sustained release contraceptives. The principal markets for this steroid are in Indonesia, the Philippines and Thailand. In addition, megestrol acetate, chlormadinone acetate, cyproterone acetate and medroxyprogesterone acetate have certain oncolytic applications.

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

     Ongoing research to increase the selective activity and reduce the long-term toxicity of various corticosteroid compounds has produced a number of corticosteroid products which are now coming off patent. These new products, together with a growing market for such products in developing countries, have enabled Sicor and Sicor de Mexico to consistently expand their production of these compounds for several years.

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

     Cyclosporine is a selective immunosuppressant administered to virtually all transplant patients. It reduces the risk of severe organ rejection and must be taken by such patients for most of their lives. The worldwide market for cyclosporine finished drug products is estimated at more than $1.3 billion annually. Gensia Sicor has a supply agreement with SangStat Medical Corporation ("SangStat") for the commercial supply of cyclosporine bulk drug substance. SangStat received FDA marketing approval of its proprietary cyclosporine formulation for the U.S. market in November 1998, and received European marketing approval in January 1999. In July 1997, Sicor received FDA approval for the bulk cyclosporine it produces for SangStat. In December 1997, Gensia Sicor announced that Sicor had also received European approval of its cyclosporine bulk drug substance for use in the European Union. In connection with the supply agreement, SangStat made a $2.5 million equity investment in Gensia Sicor Common Stock. The funding was used to help increase the Company's capacity for the production of cyclosporine bulk drug substance. The Company invested approximately $1.4 million during 1998 on capital for manufacturing cyclosporine and an additional $1.8 million in related utility infrastructure, at its facilities in Italy (Rho, Santhia and Diaspa), and expects to invest approximately a total $9 million through 1999 and 2000.

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

     Future Developments

     Sicor has obtained an exclusive license for a new oncolytic product ("UK 101") from Zetesis. In 1998, Sicor acquired a 50% interest in Zetesis. UK 101 is a protein antigen obtained from goat liver. Antigens trigger an immune response designed to destroy such antigens. Antibodies attach themselves to the antigen marking it for elimination by the immune system. The antibodies which attack UK 101 also attach themselves to the membrane of certain cancer cells. It is hoped that cancer cells so marked may then be disposed of by the immune system. The mechanics of this process are now the subject of further study by university researchers in Italy. A
Phase I study with women who have advanced breast cancer was completed in Italy which demonstrated UK101 to be safe and well tolerated. Phase II clinical trials started in Mexico by Lemery in coordination with Sicor with patients with advanced cancer. Thus far, these clinical trials have demonstrated both efficacy and lack of patient toxicity. UK114 is one of the major components of UK101 and is thought to be responsible for most of its anti-cancer activity. Pre-clinical studies and toxicology studies on UK114 are currently under way.

     In addition, at its Santhia facility outside of Turin, Sicor is developing a glycoprotein, urofollitropin. Urofollitropin is involved in the stimulation of ovulation and is used in the treatment of certain types of infertility. Sicor is developing a process for the isolation of urofollitropin from the urine of post-menopausal women.

     Sicor is also currently working with a number of pharmaceutical companies to develop new proprietary pharmaceutical products. If these products are successfully developed, Sicor expects to have long term supply rights for the bulk active ingredients used in these products.

Research Activities - Metabasis Therapeutics, Inc.

     Gensia Sicor also conducts basic pharmaceutical research at its San Diego location through its Metabasis Therapeutics, Inc. subsidiary ("Metabasis"). Metabasis' basic research activities are funded primarily through collaborations with other pharmaceutical companies. Metabasis receives contract research revenues through its research collaborations with Pfizer Inc. ("Pfizer") in the area of pain management and with Sankyo Co. Ltd. ("Sankyo") for basic research funding to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. The research and development expenses incurred by Metabasis during the three years ended December 31, 1998, 1997 and 1996 were $7.8 million, $9.1 million and $13.4 million, respectively. In December 1997, Sankyo made a $7.25 million equity investment in Metabasis for approximately an 8% interest in Metabasis. Gensia Sicor's strategic direction does not include a significant commitment to basic research and it is pursuing various alternatives with respect to Metabasis. These alternatives include the sale of Metabasis, if a purchaser can be identified, setting Metabasis up as an independent company or other options.

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

Competition

     Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. The major competitors in the multisource injectable drug industry include Abbott Laboratories, Astra, Bedford Laboratories (a division of Boerhinger Ingleheim Corp.), Elkins-Sinn (a division of American Home Products Corp.), American Pharmaceutical Products, Schein Pharmaceutical, Inc., Pharmacia & Upjohn, Inc., Bristol-Myers Squibb Co., and Immunex Corp. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater resources than Gensia Sicor.

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

Government Regulation

     Under the Waxman/Hatch Act, the FDA approves certain drugs under an abbreviated procedure which waives submission of the extensive animal and human studies of safety and effectiveness normally required to be in an NDA. Instead, the manufacturer need only to provide an ANDA containing labeling, information on manufacturing procedures and data establishing that the original ''pioneer'' product and the proposed ''generic'' product are equivalent when administered to humans. Prior to November 1997, antibiotic drugs were classified separately for purposes of FDA approval, although the approval procedures for such drugs conformed substantially to the NDA/ANDA procedures.

     As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the suppliers of raw materials also must be approved by the FDA. Delays in the review process or failure to obtain approval of certain of these ANDAs or suppliers could have a material adverse effect on the financial condition of Gensia Sicor.

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

     Prior to receiving FDA approval, the Company may face more lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. The Company expects the branded pharmaceutical companies to continue such tactics since it is a very cost effective way to delay generic competition and the subsequent cost savings for the consumer. It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

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

     Gensia Sicor Pharmaceuticals completed an oncology manufacturing facility and additional laboratories for the development of oncology products in a building adjacent to Gensia Sicor Pharmaceuticals' existing manufacturing facility in Irvine. The new oncology facility includes the capability to produce oncology products in lyophilized or liquid forms and in glass or polymer vials. The new facility underwent FDA Good Manufacturing Practices ("GMP") inspection during 1998, and will be used to manufacture oncolytics upon ANDA or ANDA supplemental approval. The initial approvals are expected during the third quarter of 1999. This facility will also be used for contract manufacturing beginning in late 1999.

     The principal raw materials to be used in manufacturing Gensia Sicor Pharmaceuticals' products are active drug ingredients (such as those produced by Sicor) and inactive pharmaceutical chemicals. The FDA approval process requires manufacturers of pharmaceutical products to identify their suppliers of active ingredient raw materials. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required, which could result in manufacturing delays. Development, approval and continued commercialization of Gensia Sicor Pharmaceuticals' products are, therefore, dependent upon Gensia Sicor Pharmaceuticals' ability to procure active ingredient raw materials from suppliers who are, and who remain, FDA approved. Sicor has filed over 30 Drug Master Files with the FDA and is a qualified source for several of Gensia Sicor Pharmaceuticals' current products as well as the planned supplier for many of products in development. Termination of qualified supply arrangements could have a material adverse impact on the sale of Gensia Sicor Pharmaceuticals' products. Gensia Sicor Pharmaceuticals currently utilizes single sources for certain raw materials and packaging components.

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

     Sicor's other manufacturing facility is located on the outskirts of Turin. It is currently undergoing a significant expansion of its facilities to handle an anticipated increase in demand for purified cyclosporine and hard to produce anthracycline products for the U.S. and European markets.

     Sicor acquired a 50% interest in Diaspa S.p.A., a pharmaceutical company located near Milan, Italy specializing in bulk fermentation products, in December 1997. In June 1998, Sicor purchased the remaining 50% of Diaspa. The acquisition of Diaspa is expected to significantly increase the Company's capacity for the production of cyclosporine bulk drug substance to meet expected demand from the long term cyclosporine supply agreement with SangStat. In November 1998, the Company received notification from SangStat that it has been granted marketing clearance by the FDA for SangCya(TM), SangStat's patented formulation of cyclosporine. In addition to cyclosporine, Diaspa will be used for the production of bulk fermentation products for Gensia Sicor and other pharmaceutical companies under existing and future supply contracts.

     Lemery is located in Mexico City and produces drugs in finished dosage form, of which injectable oncolytic agents are an important product line. These products are sold in Mexico and exported to certain countries in Central and South America, North America and Eastern Europe.

     Sicor de Mexico is located near Toluca, on the outskirts of Mexico City, and produces principally steroid products for export to various countries. Sicor de Mexico also recently completed construction of a facility to produce oncolytic agents, which commenced production in 1997. Production from this new facility is being used by Lemery to replace its existing third party suppliers.

     Each of Gensia Sicor's manufacturing sites is a modern facility, which is maintained in accordance with applicable regulatory agencies regulations. The Company's manufacturing facilities are considered key strategic assets of the
Company.   Management believes that the Company has adequate manufacturing capacity to meet the current and planned sales demand for its injectable products, once the substantially completed Irvine oncology facility becomes operational. The Company's manufacturing capacity for specialty bulk drug substances is also expected to be adequate to meet current and planned demand.

RISK FACTORS THAT MAY AFFECT RESULTS

Future Capital Needs; Uncertainty of Additional Funding

     The Company anticipates that its current capital resources, commitments from third parties, and efforts to reduce overall costs and expenses and working capital requirements will enable it to maintain its current and planned operations through at least 1999. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing for its capital needs. Financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company would reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at December 31, 1998 approximately $115 million of the Company's $372 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Uncertainty of Outcome of Legal Proceedings

     The Company is a defendant in various actions, claims, and legal proceedings arising from its business operations. The ultimate outcome of these matters is uncertain and could have a material adverse effect on the Company's financial position, results of operations or cash flows. See Legal Proceedings.

Loss History; Uncertainty of Future Profitability

     Gensia Sicor was founded in 1986, has never made an annual profit, and has never had positive annual cash flow from operations. As of December 31, 1998, Gensia Sicor had an accumulated deficit of approximately $360.4 million. For the years ended December 31, 1996, 1997 and 1998, Gensia Sicor had net losses applicable to common shares of $51.8 million, $82.7 million and $24.6 million, respectively. Gensia Sicor may incur additional losses in the future. Although management has taken steps to decrease the loss, there is no assurance that Gensia Sicor will be profitable in the future.

Competition

     Gensia Sicor is engaged in a rapidly evolving field. Competition from large pharmaceutical companies, biotechnology companies, and other companies is intense. Many of these companies have substantially greater resources and experience in developing, manufacturing and marketing pharmaceutical products than Gensia Sicor. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective or that would render the technology and products of Gensia Sicor obsolete or noncompetitive.

     Gensia Sicor competes in the highly competitive multisource (generic) injectable drug industry with numerous other pharmaceutical manufacturers, many of which are established companies with greater financial and other resources than Gensia Sicor. Gensia Sicor may not be able to continue to compete effectively in this market. Because selling prices of multisource injectable drug products typically decline as competition intensifies, the profitability of Gensia Sicor will depend in part on its ability to develop and introduce new products to the market in a timely manner, to obtain raw materials at competitive prices and to improve the efficiency of its production capability.

     The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of Gensia Sicor to obtain regulatory approval for its products could materially and adversely affect the Company.

Dependence on Key Personnel

     The success of Gensia Sicor depends in large part upon its ability to attract and retain qualified scientific, manufacturing, marketing and management personnel. Gensia Sicor faces competition for such personnel from other companies, academic institutions, government entities and other organizations. In addition, the success of Gensia Sicor will be dependent upon certain key personnel currently associated with Gensia Sicor, the loss of which may have a material adverse effect on the Company's business.

Uncertainty of Ability to Operate Without Infringing on Patents and Proprietary Technology of Others

     The success of Gensia Sicor will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents of others may have an adverse effect on the ability of Gensia Sicor to commercialize its products. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties, Gensia Sicor may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If Gensia Sicor does not obtain such licenses, product introductions could be delayed or foreclosed. Gensia Sicor may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

Potential Inability to Obtain Raw Materials or Manufacture Products

     Gensia Sicor depends on third party manufacturers for bulk raw materials for certain of its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, Gensia Sicor Pharmaceuticals utilizes sole sources of supply for certain raw materials used in the manufacture of its products and certain packaging components. Any disruption in one or more of these supply sources could have a material adverse effect on Gensia Sicor.

Uncertainty of Pharmaceutical Pricing, Reimbursement and Related Matters

     The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and Gensia Sicor expects that there will continue to be, a number of federal and state proposals to implement government controls. While Gensia Sicor cannot predict whether any such legislative or regulatory proposals or reforms will be adopted or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on Gensia Sicor's ability to raise capital and the adoption of such proposals or reforms could have a material adverse effect on Gensia Sicor's businesses, financial condition and profitability. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. The products of Gensia Sicor may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow Gensia Sicor to sell its products on a competitive basis.

Product Liability Exposure; Inadequacy or Unavailability of Product Liability Insurance

     Gensia Sicor, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of its technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While Gensia Sicor has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure.

     In addition, as a manufacturer of bulk drug substances, Gensia Sicor supplies other pharmaceutical companies with active ingredients which are contained in finished products. The ability of Gensia Sicor to avoid significant product liability exposures depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. Gensia Sicor may not be able to negotiate satisfactory terms and conditions with its customers. Gensia Sicor maintains insurance for product liability claims, which the Company believes is in line with the insurance coverage carried by other companies in its industry; however, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of Gensia Sicor.

     In September 1998, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. At December 31, 1998, Sicor has a reserve of $1.8 million for estimated settlement costs still outstanding. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas and other related claims against the Company.

Uncertainty Regarding Mexican Economic Factors, Government Policies and
Inflation

     The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de
Mexico, and on market conditions and prices in Mexico.   A large portion of the
finished multisource drug products manufactured by Lemery is sold to the national health program in Mexico. The national health program in Mexico may not continue in the future. In addition, although the Mexican government has paid Lemery on a timely basis, this payment pattern may not continue in the future. Actions by the Mexican government, future developments in the Mexican economy and Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

Risks Related to International Operations

     During 1997 and 1998, percentage of total product sales to customers outside of Western Europe, Japan and the United States was approximately 23% and 27%, respectively. Operations outside of Western Europe, Japan and the United States are subject in varying degrees to risks involved in doing business abroad such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. Gensia Sicor may experience material adverse developments with respect to its operations outside of Western Europe, Japan and the United States and such developments, if they were to occur, may have a material adverse effect on the results of operations and financial condition of Gensia Sicor.

Environmental Matters

     Gensia Sicor is subject to numerous environmental regulations in the jurisdictions in which it operates, including regulations relating to the handling, transport and disposal of hazardous materials and the protection of the environment. In certain of these jurisdictions, protection of the environment is becoming an area of increased governmental scrutiny and surveillance. While Gensia Sicor has implemented practices to comply with applicable regulations, the cost of doing so in the future may become prohibitive and may have a significant adverse impact on the Company's operations. Gensia Sicor may not be able to comply with all applicable laws and regulations and such laws and regulations may have a material adverse impact on the Company's operations.

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

Control by Principal Stockholder

     Carlo Salvi, the Company's President and Chief Executive Officer and a director beneficially owns approximately 41% of the Company's Common Stock. In addition, pursuant to the Shareholder's Agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance, an entity controlled by Mr. Salvi, is entitled to designate three of Gensia Sicor's ten directors, who in turn are entitled to designate (jointly with two executive officer directors of Gensia Sicor) five additional directors. In addition, the consent of the Rakepoll Finance designated directors is required for Gensia Sicor to take certain actions, such as a merger or sale of all or substantially all of the business or assets of Gensia Sicor and certain issuances of securities. As a result of its ownership of Gensia Sicor Common Stock, Mr. Salvi may be able to control substantially all matters requiring approval by the stockholders of Gensia Sicor, including the election of directors and the approval of mergers or other business combination transactions.

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

     Gensia Sicor has never paid cash dividends on Gensia Sicor Common Stock. Gensia Sicor presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on Gensia Sicor Common Stock in the foreseeable future. Unless full cumulative dividends are paid on Gensia Sicor's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value (''Convertible Preferred Stock''), cash dividends may not be paid or declared and set aside for payment on Gensia Sicor Common Stock. Through December 31, 1998, Gensia Sicor had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. The Company made quarterly cash dividend payments in the aggregate amount of $6.0 million on the Convertible Preferred Stock in 1998. If Gensia Sicor chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

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

MANAGEMENT

Executive Officers
------------------

The executive officers of Gensia Sicor as of March 24, 1999 are as follows:


Name                 Age  Position
----                 ---  --------
Carlo Salvi           62  President and Chief Executive Officer and Director

Michael D. Cannon     53  Executive Vice President and Director

Gianpaolo Colla       61  Executive Vice President, Italian Operations and
                          Director

John W. Sayward       47  Executive Vice President, Finance, Chief Financial
                          Officer and Treasurer and Director

Thomas M. Speace      49  Vice President, International Business Development,
                          Gensia Sicor Pharmaceuticals

Wesley N. Fach        47  Vice President, Senior Legal Counsel and Secretary

     Mr. Salvi has been a director of Gensia Sicor since February 1997 and was appointed Executive Vice President of the Company in November 1997. He was named President and Chief Executive Officer of the Company in August 1998. Additionally, since February 1997 Mr. Salvi has served as a Chairman of the Board of Directors and President of Sicor. Sicor is a wholly-owned subsidiary of Rakepoll Holding, which is owned by Gensia Sicor. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor of certain Sicor products. From 1986 to September 1995, he was General Manager of Alco.

     Mr. Cannon joined Gensia Sicor as Executive Vice President in February 1997. In August 1998 Mr. Cannon was appointed President and Chief Operating Officer of the Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, Inc. Prior to joining Gensia Sicor, Mr. Cannon was a member of the Board of Directors of Sicor (where he worked from the company's beginning in 1983) and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

     Dr. Colla has been a director and the Company's Vice President, Italian Operations since March 1999. He has also been Managing Director of Sicor and a member of its Board of Directors since 1996, and has served in various management capacities with Sicor since its founding in 1983. From 1983 to 1994, Dr. Colla also collaborated with the Elemond Group, a publishing company, as Strategic Operating Planning Coordinator, and prior to this period he was Director of Mergers and Acquisitions with Fides (now KPMG Peat Marwick LLP) from 1982 through 1983. Dr. Colla continues to serve as member of the Statutory Audit Board for several significant Italian companies. He is a Registered Statutory Auditor in Italy and graduated from Milan's Catholic University with a degree in Economics and Business Sciences.

     Mr. Sayward has been a director of the Company since June 1998. He joined Gensia Sicor in 1992 and was named Vice President, Finance, Chief Financial Officer and Treasurer in February 1997 and Executive Vice President in August 1998. Prior to that he was Division Vice President, Finance, Corporate Controller of Gensia Sicor and Chief Financial Officer of Gensia Sicor Pharmaceuticals. From 1975 to 1992, Mr. Sayward was employed in a wide variety of financial and accounting positions at Baxter Healthcare Corporation, serving as Vice President of Finance and Business Development, I.V. Systems Division from 1988 to 1992. From 1986 to 1988 he was Vice President and Controller, Dade Diagnostics Division of Baxter. Mr. Sayward served in a number of financial management positions at Baxter and American Hospital Supply from 1975 to 1986. He received his master of management degree from the Northwestern Kellogg School of Management.

     Mr. Speace was named Vice President, Marketing and Business Development, Gensia Sicor Pharmaceuticals in May 1996 and Vice President, International Business Development, Gensia Sicor Pharmaceuticals in August 1998. He joined Gensia Sicor in 1991 as Senior Director of Business Development of Gensia Sicor Pharmaceuticals, becoming Executive Director in 1994 and Division Vice President in 1995. Mr. Speace worked at Kendall McGaw Pharmaceuticals, from 1987 to 1991, when the company was acquired by Gensia Sicor and subsequently renamed Gensia Sicor Pharmaceuticals. Mr. Speace previously worked at Elkins-Sinn, a division of A.H. Robins and had responsibility for materials and project management, strategic planning and business development. He received his master of business administration from St. Joseph's University in Pennsylvania.

     Mr. Fach joined Gensia Sicor as Assistant General Counsel in January 1992 and was named Secretary in January 1993. He was appointed Vice President and Senior Legal Counsel in July 1997. Prior to joining Gensia Sicor Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

Human Resources

     As of December 31, 1998, Gensia Sicor Inc. employed a total of approximately 1200 individuals on a full-time basis. The Company employees 315 individuals in Southern California. Approximately 80% are located in Irvine and approximately 20% are in San Diego.

     Sicor, Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico employ approximately 890 individuals, of whom approximately 32% work in Italy and 68% in Mexico. As is customary in Italy and Mexico, most of these employees are represented by unions. Sicor, Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico have not experienced any significant labor disputes in recent years.

     Gensia Sicor considers its employee relations to be good.

Item 2.  PROPERTIES

     Gensia Sicor leases a total of approximately 150,000 square feet of space in San Diego. Of this amount, approximately 23,000 square feet is subleased to third-party tenants and 56,000 square feet is occupied by Metabasis. These spaces include laboratory facilities, used by Metabasis and a third party tenant, which are equipped for research activities in biochemistry, analytical chemistry, synthetic chemistry, tissue culture and enzymology. Metabasis also uses these facilities for preclinical research. The Company acquires most equipment under operating and capital lease agreements.

     In December 1997, Gensia Sicor moved its principal administrative offices from San Diego to Irvine, California where Gensia Sicor Pharmaceuticals is located. The Company is considering several alternatives with regards to its leased facilities in San Diego.

     Gensia Sicor Pharmaceuticals leases approximately 170,000 square feet of office, laboratory and manufacturing space in Irvine, California. These facilities are leased under several lease agreements expiring in 1999 to 2006 with some of the leases including an option to extend an additional five and ten years.

     Sicor's production is carried out at its two manufacturing sites in Italy. The principal site is located on the outskirts of Milan and is regularly inspected and approved by the FDA. This production center covers approximately 1,200 square meters of a 14,438 square meter site. Sicor's other production center is located in Santhia, on the outskirts of Turin, and covers approximately 6,200 square meters of a site over 90,000 square meters. This site is currently undergoing a significant expansion of its production facilities to become one of the Company's key manufacturing facilities of strategic bulk products.

     Sicor also leases a 197 square meter sales office in Milan which is responsible for sales in Italy.

     All of Diaspa's operations are carried out at its site in Corana, which is outside of Milan. The plant and administrative offices cover approximately 7,000 square meters of a 33,000 square meter site, which is owned by Diaspa.

     Lemery owns a 10,403 square meter manufacturing/office site located in Mexico City. Sicor de Mexico owns a 22,037 square meter manufacturing/office
site located near Toluca, on the outskirts of Mexico City.   Sicor de Mexico
completed construction of a facility to produce oncolytic agents in late 1997
and commenced production in December 1997.   Gensia Sicor de Mexico leases
approximately 300 square meters of office space in Mexico City.

     Genchem Vacallo leases approximately 870 square meters of office and laboratory space in Vacallo,

Switzerland. The lease expires in 2006 with an option to renew for an additional five years.

Item 3.  LEGAL PROCEEDINGS

  In September 1998, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. At December 31, 1998, Sicor has a reserve of $1.8 million for estimated settlement costs still outstanding. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas and other related claims against the Company.

  In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleges breach of a supply agreement (the "Supply Agreement"). Protocol Systems alleges damages estimated at approximately $10.8 million, plus any amounts which it may owe to a third-party vendor. Gensia Sicor believes that the amount of the claim is significantly overstated for a variety of reasons and plans to vigorously defend itself against this claim. Based on a review of the current facts and circumstances, management has recorded a provision for its estimate of liability related to this lawsuit. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows.

  The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, liabilities arising from such matters, if any, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

                                       High    Low
                                      ------  ------
     January 1 - March 31, 1997        $4.94   $3.94
     April 1 - June 30, 1997            5.19    3.13
     July 1 - September 30, 1997        7.81    4.41
     October 1 - December 31, 1997      7.00    4.50

                                       High    Low
                                      ------  ------
     January 1 - March 31, 1998        $6.00   $4.69
     April 1 - June 30, 1998            5.38    3.63
     July 1 - September 30, 1998        4.97    2.56
     October 1 - December 31, 1998      4.66    3.03

     As of March 24, 1999, there were approximately 867 holders of record of the Company's Common Stock.

     The Company has not paid a cash dividend to date on its Common Stock. The Company elected not to make a payment of quarterly cash dividends on its Preferred Stock in June, September and December 1995 and March and June 1996. The Company resumed payment of the Preferred Stock dividend in September 1996. Unless full cumulative dividends are paid on the Company's outstanding Preferred Stock, cash dividends may not be paid or declared and set aside for payment on the Company's Common Stock. At March 24, 1999, the Company had undeclared cumulative Preferred Stock dividends of approximately $7.5 million. Gensia does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

     In December 1998, the Company sold $10 million of 8% Subordinated Convertible Notes due in January 2001 to Carlo Salvi, the Company's President, Chief Executive Officer, director and a principal stockholder. The 8%
Notes are convertible at any time into Common Stock at a $4.50 per share conversion price.

Item 6.  SELECTED FINANCIAL DATA
         (in thousands, except per share data)

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                                                                        Years Ended December 31,
                                                    ------------------------------------------------------------------------
                                                      1998              1997(2)        1996           1995           1994
                                                    ---------         ---------      ---------      ---------      ---------
Statement of Operations Data:
Revenues:
     Product sales ............................     $ 168,080         $ 140,424      $  54,636      $  53,464      $  51,830
     Contract research and license fees .......        10,415             9,257          3,666         11,062         17,956
     License restructuring fee ................          --                --             --           50,000           --
     Sale of investment .......................          --                --             --            5,359           --
                                                    ---------         ---------      ---------      ---------      ---------
          Total revenues ......................       178,495           149,681         58,302        119,885         69,786
Cost and expenses:
     Cost of sales ............................       119,017            99,850         40,654         33,183         30,937
     Research and development .................        23,140            26,118         31,081         38,762         61,201
     Selling, general and administrative ......        35,968            46,993         32,839         31,137         29,006
     Amortization expense .....................         5,982             4,367           --             --             --
     Interest and other, net ..................         6,719             2,298           (473)        (1,214)        (1,240)
     Write-down of investment and
     restructuring charge .....................         1,839            14,666           --            1,092           --
     Acquisition of in-process research and
     development ..............................          --              29,200           --           18,269           --
     Litigation settlement ....................          --                --             --            4,000           --
                                                    ---------         ---------      ---------      ---------      ---------
         Total costs and expenses .............       192,665           223,492        104,101        125,229        119,904
                                                    ---------         ---------      ---------      ---------      ---------
Loss before income taxes ......................       (14,170)          (73,811)       (45,799)        (5,344)       (50,118)
Provision for income taxes ....................         5,188             2,884           --              550           --
                                                    ---------         ---------      ---------      ---------      ---------
Net loss before minority interest .............       (19,358)          (76,695)       (45,799)        (5,894)       (50,118)
Minority interest .............................           800              --             --             --             --
                                                    ---------         ---------      ---------      ---------      ---------
Net loss ......................................       (18,558)          (76,695)       (45,799)        (5,894)       (50,118)
Dividends on preferred stock, including
     undeclared cumulative dividends of
     $7,500 as of December 31, 1998 ...........        (6,000)           (6,000)        (6,000)        (6,000)        (6,000)
                                                    ---------         ---------      ---------      ---------      ---------
Net loss applicable to common shares ..........     $ (24,558)        $ (82,695)     $ (51,799)     $ (11,894)     $ (56,118)
                                                    =========         =========      =========      =========      =========
Basic and diluted net loss per common share (1)     $    (.31)        $   (1.15)     $   (1.41)     $    (.36)     $   (1.89)
                                                    =========         =========      =========      =========      =========
Shares used in computing per
  share amounts (1) ...........................        79,479            71,800         36,624         33,231         29,670
                                                    =========         =========      =========      =========      =========
                                                                                 December 31,
                                                    ------------------------------------------------------------------------
                                                      1998              1997(3)        1996           1995           1994
                                                    ---------         ---------      ---------      ---------      ---------
Balance Sheet Data:
     Working capital ..........................     $  17,332         $  39,113      $  24,754      $  67,687      $  47,439
     Total assets .............................       371,814           363,205         89,550        118,560        109,866
     Long-term obligations, less
        current maturities ....................        79,597            75,294            585             46             71
     Accumulated deficit ......................      (360,389)         (341,831)      (265,136)      (219,337)      (213,443)
     Stockholders' equity .....................       169,009           187,543         67,999        102,303         83,778

(1) Computed on the basis described for net loss per share in Note 2 of Notes to Consolidated Financial Statements.
(2) Amounts in 1997 column include the results for Rakepoll Holding B.V. from February 28, 1997, the date of acquisition (see Note 1 of the Notes to Consolidated Financial Statements).
(3) Balance sheet data as of December 31, 1997 includes amounts relating to the acquisition of Rakepoll Holding B.V. and Diaspa, S.p.A. (see Note 1 of the Notes to Consolidated Financial Statements).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gensia Sicor has been unprofitable since its inception in 1986. For the period from its inception to December 31, 1998, Gensia Sicor has incurred a cumulative net loss of $360.4 million.

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

Results of Operations

Years ended December 31, 1998, 1997 and 1996
--------------------------------------------

     In 1998, the Company reported a net loss applicable to common shares of $24.6 million (after preferred stock dividends of $6.0 million for the year, paid out at approximately $1.5 million each quarter) as compared to a net loss applicable to common shares of $82.7 million in 1997 (after preferred stock dividends of $6.0 million for the year, paid out at approximately $1.5 million each quarter), and a net loss of $51.8 million in 1996 (after aggregate preferred stock dividends of $3.0 million paid in September and December 1996 and $3.0 million in undeclared and unpaid cumulative preferred stock dividends). The 1997 loss included an in-process research and development charge of $29.2 million recognized as a part of the purchase price for the Rakepoll Holding acquisition, along with a restructuring charge of $11.5 million related to the divestiture of an 81% interest in Automedics, and a one-time restructuring charge of $3.2 million for costs from relocating Gensia Sicor's headquarters
from San Diego to Irvine, California.   Total revenues for 1998 were $178.5
million as compared to $149.7 million in 1997, and $58.3 million in 1996.

     Product sales increased to $168.1 million in 1998, from $140.4 million in 1997 and from $54.6 million in 1996. The increase in product sales in 1998 compared to 1997 is due to the inclusion of operating results for Rakepoll Holding for the full twelve months in 1998 as opposed to only from February 28, 1997, the date of its acquisition, for the same period in 1997 and increased sales at Sicor de Mexico principally resulting from megestrol product sales (Sicor de Mexico successfully completed its initial FDA facility inspection in the second quarter of 1998 and commenced shipments of megestrol to one major U.S. customer). The increase is also due to the acquisition of Diaspa in December 1997 and increased sales at Genchem Pharma and Gensia Sicor Pharmaceuticals. Partially offsetting these increases was the termination of the Company's distribution agreement for the Laryngeal Mask Airway ("LMA") effective January 1, 1998. In 1997 and 1996, the LMA accounted for approximately $12.1 million and $9.3 million in product sales, respectively. The increase in product sales in 1997 compared to 1996 is primarily due to the acquisition of Rakepoll Holding in February 1997. The Company expects product sales to increase in 1999 compared to 1998 primarily from new product sales, including continued growth for Gensia Sicor Pharmaceuticals' products approved for sale in the U.S. during 1998, along with products which the Company expects to be approved for sale by regulatory agencies during 1999 (e.g. haliperidol and alprostidil).

     In January 1999, Gensia Sicor Pharmaceuticals received approval from the FDA for propofol injectable emulsion, an intravenous sedative hypnotic agent used for the induction and maintenance of anesthesia or sedation. Pursuant to the Waxman/Hatch Act, the Company has a 180 day exclusive period in which to sell the product without other generic competition. Gensia Sicor Pharmaceuticals has an agreement with Baxter International, a leader in the U.S. anesthesia market segment, which includes the distribution of propofol. It is anticipated that generic propofol will be launched during the second quarter of 1999, which will initiate the 180 day exclusivity period.

     Gensia Sicor Pharmaceuticals also entered into a Sales and Distribution agreement with Abbott Laboratories in January 1999, under which the two companies have formed a strategic alliance for marketing and distribution of oncology products in the United States. Gensia Sicor Pharmaceuticals' oncology product sales during 1998 were approximately $21 million. While management believes that the Abbott and Baxter alliances may help the Company achieve future profitability, there is no assurance that these alliance will be successful and new product approvals may not be obtained. If Gensia Sicor does not experience its planned growth, it would have a significant adverse effect on the results of operations and financial condition of the Company.

     Cost of sales in 1998 was $119.0 million which yielded a product gross margin of 29%, compared to a cost of sales of $99.9 million in 1997 which yielded a gross margin of 29%, and a cost of sales of $40.7 million in 1996 which yielded a gross margin of 25%. The increase in gross margin in 1997 compared to 1996 was primarily due to the larger product sales base that resulted from the acquisition of Rakepoll Holding in February 1997, along with improved margins for certain of Gensia Sicor Pharmaceuticals newer multisource injectable products launched during 1997.

     Contract research and license fees of $10.4 million in 1998 increased from $9.3 million in 1997, and $3.7 million in 1996. The increase in 1998 compared to 1997 was primarily due to an up-front non-refundable license fee received in June 1998 from a major U.S. pharmaceutical company involving a bulk drug substance. In addition, in the fourth quarter of 1998, Metabasis achieved a certain milestone with Sankyo which resulted in the Company recording $1 million in research revenue. These increases were partially offset by a decrease in license revenue from deferred license revenue that was fully amortized during 1998. The increase in 1997 compared to 1996 was primarily due to the licensing and research and development agreement with Sankyo in the area of diabetes research. The Company continued to receive contract research revenues through its research collaboration with Pfizer in the areas of pain and inflammation research. The research collaboration with Pfizer is scheduled to end in May 1999 and may not be renewed. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund additional Metabasis' research and development efforts; however, there is no assurance that any such collaborations will be completed.

     Research and development expenses decreased to $23.1 million in 1998 from
$26.1 million in 1997, and $31.1 million in 1996.   The decrease in expenses in
1998 compared to 1997 was primarily due to the exclusion of Automedics' expenses as a result of the divestiture of an 81% interest in Automedics in the fourth quarter of 1997 and lower research spending by Metabasis. This was offset by increased expenses by the Rakepoll Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full twelve month period ended December 31, 1998 as opposed to only from February 28, 1997, the date of its acquisition, for the same period in 1997. Additionally, there was an increase in expenses from several research related milestone payments made during 1998, including costs incurred by Gensia Sicor Pharmaceuticals related to the development of leuprolide with ASTA Medica. The decrease in expenses in 1997 compared to 1996 was mostly due to lower research spending by Metabasis and Automedics offset by the inclusion of operating results for Rakepoll Holding
from February 28, 1997.   As discussed in the Research Activities section, the
Company is considering several options, which if accomplished would eliminate ongoing expenses and contract research revenues from its Metabasis research operation, causing both future research and development expenses and contract research revenues to decrease from current levels. See "Research Activities" for further discussion.

     Selling, general and administrative expenses for the years ended December 31, 1998, 1997, and 1996 were $36.0 million, $47.0 million, and $32.8 million, respectively. The decrease in expenses in 1998 compared to 1997 was primarily due to the divestiture of Automedics and the settlement of the contamination lawsuit with Great Lakes Chemical Corporation (see Note 15). These decreases were partially offset by the inclusion of operating results for Rakepoll Holding for the full twelve months compared to ten months in the same period of 1997 and the reserve for the Protocol Systems lawsuit (see Note 15). The increase in expenses in 1997 compared to 1996 was primarily due to the inclusion of Rakepoll Holding's operating results which were not included in 1996, along with increased sales and marketing expenses in support of Automedics' initial marketing efforts for the GenESA System.

     The Company recorded amortization expense of $6.0 million and $4.4 million
for the years ended December 31, 1998 and 1997, respectively.   The increase in
expenses in 1998 compared to 1997 was due to the amortization of goodwill resulting from the acquisition of 50% of Diaspa in December 1997 and the remaining 50% of Diaspa in 1998, the acquisition of Genchem Vacallo in March 1998 and the inclusion of expenses related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding for the full twelve months compared to ten months in the same period of 1997.

     The Company had interest and other expenses of $6.7 million and $2.3 million for the years ended December 31, 1998 and 1997, respectively and interest and other income of $0.5 million for the year ended December 31, 1996. The increase in expenses in 1998 compared to 1997 was mainly due to higher interest expenses, expenses from donated products, and a gain recognized on the sale of a parcel of land in 1997. The increase in expenses in 1997 compared to 1996 was primarily due to a combination of higher interest expense from the inclusion of Rakepoll Holding, along with foreign currency exchange and translation net losses recognized by Rakepoll Holding's international operations during the year offset partially by the gain on the sale of a parcel of land in San Diego.

     As discussed in Note 6, due to, among other things, the lack of market acceptance of the GenESA(R) System, the Company wrote off the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million in the first quarter of 1998 and subsequently wrote off the remaining balance of $0.7 million in the fourth quarter of 1998.

     In December 1997, the Company divested an 81% interest in Gensia Automedics, Inc. ("Automedics") in order to reduce future operating losses and cash flow requirements associated with this business. As discussed in Note 6, due to the contingent nature of the royalty and milestone payments associated with this transaction, Gensia Sicor recorded a charge of approximately $11.5 million. This restructuring charge reflected a $7.3 million write-off of intangible assets associated with products transferred into Automedics, specifically prepaid royalties for the GenESA System and Brevibloc rights. In addition, a $2.9 million loss was realized on the sale of Automedics' assets and liabilities, and $1.3 million of severance related expenses were recognized.

     The Company also recorded a restructuring charge of $3.2 million in 1997 for the expected costs related to the consolidation of the Company's headquarters from San Diego, California to Irvine, California where Gensia Sicor Pharmaceuticals occupies approximately 170,000 square feet of manufacturing, warehousing, laboratory and office space. This consolidation was completed during the first quarter of 1998.

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

     Income tax expense for 1998 increased to $5.2 million from $2.9 million for 1997, and zero in 1996. The increase in tax expense is attributable to profitable operations in Italy and Mexico. Although the Company reported a net loss for 1998, any taxable losses generated by the U.S. entities cannot be utilized to reduce taxable income generated by the foreign entities. As of December 31, 1998, the Company had a federal tax net operating loss carryforward of approximately $292.9 million and a credit carryforward of approximately $11.9 million. The acquisition of Rakepoll Holding by Gensia Sicor caused a cumulative change in ownership of more than 50% within the three year period ending on February 28, 1997. This ownership change had a material impact on the utilization of approximately $238.2 million and $10.3 million of the net
operating loss and credit carryforward, respectively.   Gensia Sicor's Section
382 limitation is estimated to be approximately $11.5 million per year. Unused annual limitations may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the unrealized net built-in-gains in assets held by Gensia Sicor at the time of the ownership change that are recognized within the five-year period after the ownership change.

     The Company had minority interest income of $0.8 million for the year ended December 31, 1998 which represented minority stockholders' proportionate share of the loss in the Company's consolidated subsidiaries, Diaspa and Metabasis.
In June 1998, Sicor purchased the remaining 50% interest in Diaspa.

     Dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. Dividends on preferred stock of $6.0 million in 1998 and 1997 consisted of payments of $1.5 million during each of the four quarters. Dividends on preferred stock of $6.0 million in 1996 consisted of $3.0 million in paid dividends and $3.0 million in undeclared and unpaid cumulative dividends. In order to reduce its cash usage, Gensia Sicor's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 1999, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If Gensia Sicor chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Liquidity and Capital Resources

     As of December 31, 1998, Gensia Sicor had cash and cash equivalents of $24.5 million and working capital of $17.3 million compared to $41.6 million and $39.1 million, respectively, as of December 31, 1997. The decrease in cash and working capital resulted from cash used in operations of $9.7 million and investments in long-term assets of $25.7 million, partially offset by $17.3 million from financing activities and $0.9 million from exchange rate changes.

     Significant changes in operating assets and liabilities during the year ended 1998, excluding the net assets acquired from the Genchem Vacallo acquisition (see Note 1), included a $7.5 million increase in inventories, and a $5.3 million increase in prepaid expenses and other assets, a $5.3 million increase in accounts payable and accrued expenses, and a $4.5 million increase in accounts receivable.

     As discussed in Note 15, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas and other related claims against the Company.

     In March 1998, Genchem Pharma acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland for approximately $1.9 million in cash. In addition, in 1998, Sicor acquired a 50% interest in Zetesis S.p.A. for approximately $0.7 million in cash from private investors.

     In June 1998, Sicor became the sole owner of Diaspa, S.p.A. by purchasing the 50% owned by third parties for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. Gensia Sicor purchased the initial 50% interest for approximately $2.7 million in December 1997. The remaining 50% interest in Diaspa was purchased from Archimica
S.p.A., an Italian bulk pharmaceutical company in which Carlo Salvi, who represents Gensia Sicor's largest stockholder and is a director and President and Chief Executive Officer of Gensia Sicor, previously had a 50% beneficial ownership interest. The acquisition of Diaspa increases the Company's capacity for the production of cyclosporine bulk drug substance to meet expected demand from the long term cyclosporine supply agreement with SangStat.

     During 1998, the Company expended approximately $17.9 million on property and equipment mostly at Gensia Sicor Pharmaceuticals, Sicor, Diaspa and Lemery. The expenditure related primarily to the following: (i) significant completion of the oncology facility at Gensia Sicor Pharmaceuticals; (ii) increase in cyclosporine capacity at Sicor and Diaspa and related utilities at Sicor; (iii) increase in oncological capacity and upgrade anti-neoplastic production capability and related utilities at Sicor; and (iv) upgrade in water treatment facility and the injectables area at Lemery.

     The Company's subsidiary, Gensia Sicor Pharmaceuticals, entered into a short-term financing in the third quarter of 1998 which provides a line of credit of up to $10 million. This is secured by accounts receivable and inventory. At December 31, 1998, approximately $4 million of loans were outstanding under the agreement.

     The Company had a net increase in short-term borrowings of $11.5 million in 1998 mainly from an increase in borrowings at Sicor to finance capital improvements and to acquire the remaining 50% of Diaspa.

     In December 1998, the Company sold $10 million of 8% Subordinated Convertible Notes due in January 2001 to Carlo Salvi, the Company's President, Chief Executive Officer, director and a principal stockholder. The 8% Notes are convertible at any time into Common Stock at a $4.50 per share conversion price.

     During 1998, the Company paid cash dividends on its preferred stock totaling $6.0 million. At December 31, 1998, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare preferred dividends for six cumulative quarters, the holders of this preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

     The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash and cash equivalents on hand at December 31, 1998 of $24.5 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1999. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

     In connection with the Sales and Distribution agreement entered into with Abbott Laboratories in January 1999 (as further discussed under Item 1. Business), the Company received $4.5 million in February 1999. Additionally, approximately $3.7 million was received in March 1999 for the sale of finished goods inventory to Abbott Laboratories.

     The Company has entered into an amendment to an earlier agreement with Baxter International under which a fee of approximately $3.5 million was received in March 1999 from Baxter to reimburse Gensia Sicor for its investment in propofol research and development.

     Gensia Sicor expects to incur additional costs, including manufacturing and marketing costs, to support anticipated product launches. The planned spending on sales and marketing activities during 1999 related to promoting products is approximately $13.8 million. Management also plans to invest in plant and equipment to increase and improve the existing manufacturing capacity, including expansion of facilities in Italy to produce cyclosporine and to complete an oncology product development and manufacturing facility at Gensia Sicor Pharmaceuticals in Irvine, California. Significant investment in plant and equipment is also planned for propofol at Gensia Sicor Pharmaceuticals. Future commitments relating to these planned capital expenditures in Italy and Irvine, California, along with other planned capital expenditures, are estimated to total $24 million during 1999. This capital commitment is anticipated to be funded from future revenues generated by products manufactured at these sites.

     The Company has commitments to finance the completion of the oncology facility and a portion of the propofol investment through lease and debt financing secured against certain assets of Gensia Sicor Pharmaceuticals. Such financing may not continue to be available on attractive terms, or at all.

     In May 1998, the Company's Sicor subsidiary received notification from the Italian Ministry of University, Scientific & Technological Research that it has been awarded approximately $8.8 million in a grant and subsidized loan package for a research program in process development with anthracyclines. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints", the first of which is expected in the second quarter of 1999.

     In November 1998, the Company was notified by SangStat Medical Corporation ("SangStat") that it was granted marketing clearance by the U.S. Food and Drug Administration ("FDA") for SangCya(TM), SangStat's patented formulation of cyclosporine. With this approval, the Company's subsidiary, Sicor, expects to provide a majority of cyclosporine bulk material for SangCya(TM). Sicor will be the primary manufacturer of the cyclosporine bulk drug substance used in the production of SangCya(TM) for subsequent commercial sale and distribution worldwide by SangStat. The sales of this product are expected to result in additional liquidity for the business. There is no assurance that these sales or additional liquidity will be achieved.

     As discussed in Notes 6 and 15, the Company was named as a defendant in a complaint filed by Protocol Systems. The complaint alleges breach of the Supply Agreement, and damages estimated at approximately $10.8 million, plus any amounts which Protocol Systems may owe to a third-party vendor. Gensia Sicor believes that the amount of the claim is significantly overstated for a variety of reasons and plans to vigorously defend itself against this claim. Based on a review of the current facts and circumstances, management has recorded a provision for its estimate of liability related to this lawsuit. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company is continuing to pursue various strategic options with respect to Metabasis, including the possibility of establishing Metabasis as an independent company, selling the business to another pharmaceutical company or other options. The Company's current 1999 operating plan includes continued funding of basic research activities at Metabasis primarily through collaborations with Pfizer and Sankyo. The Company's product development efforts with Pfizer and Sankyo may not be successful, Pfizer and Sankyo may terminate their respective collaborations and Gensia Sicor may not be able to find a purchaser for Metabasis or establish Metabasis as an independent entity.

     Most of the Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1998, the Company's Italian subsidiary, Sicor, entered into ten monthly U.S. $1 million put options at a strike price of Lira 1,750 per U.S. $1. As of December 31, 1998, six contracts were exercised.

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

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from its domestic material customers and vendors; however, this is an on-going process. The Company anticipates that this process will be completed by mid-1999 for its international operations. The Company's total sales to international customers in the year ended December 31, 1998 were approximately $91.3 million, which represented approximately 54% of the Company's total sales in such period. One customer, the Mexican hospital program, accounted for approximately $19.8 million of sales, or 11.8% of the Company's sales. No other international customer accounted for more than 5% of the Company's sales in the year ended December 31, 1998. If either the Company or any material customer or vendor experiences a failure of any critical system, it could have a material adverse impact on the Company's business or require the Company to incur unanticipated expenses.

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

     The Company has not completed a formal contingency plan for non-compliance, but it is developing a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by mid-1999 which will include development of backup procedures, identification of alternate suppliers and possible increases in inventory levels. The Company has not identified its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis in mid-1999.

     There are many factors outside the Company's control that could cause the Year 2000 problem to seriously disrupt its operations. There are risks, however, for which the Company is preparing and, in so doing, seeking to reduce its exposure. The scope of the Company's efforts regarding each risk is limited to the Company's key products, key compounds, subsidiaries, critical suppliers, and major customers. The most critical of these risks are: - a disruption in the supply of product with particular emphasis on failures of raw material suppliers, commercial partners, and external distribution channels
- internal infrastructure failures such as utilities, communications, internal information technology services and integrated information technology systems - non-U.S. government failures, especially as they impact import and export activity - interruption of the product regulatory filing process - a major customer failure or interruption.

     The cost incurred through December 31, 1998, for the Year 2000 transition was approximately $0.7 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to meet the future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the Year 2000 transition, will be approximately $1.0 million, and as such will not have a significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that, barring critical failures arising from factors beyond the Company's direct control, it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk with respect to its debt outstanding and foreign currency transactions. Most of the Company's long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, the Company will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying monthly call options to strike at a rate equal to or above the budgeted exchange rate.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page
                                                               ----

Report of Ernst & Young LLP, Independent Auditors               F-1

Consolidated Balance Sheets at December 31, 1998 and 1997       F-2

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1998               F-3

Consolidated Statement of Stockholders' Equity for each of
the three years in the period ended December 31, 1998           F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1998                     F-5

Notes to Consolidated Financial Statements                      F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Stockholders
Gensia Sicor Inc.

We have audited the accompanying consolidated balance sheets of Gensia Sicor Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gensia Sicor Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                         ERNST & YOUNG LLP

San Diego, California
March 8, 1999



                               GENSIA SICOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)

                                                                                            December 31,
                                                                                    -----------------------------
                                                                                      1998                1997
                                                                                    ---------           ---------
                           ASSETS
Current assets:
     Cash and cash equivalents ...........................................          $  24,461           $  41,624
     Accounts receivable, net ............................................             51,407              45,532
     Inventories, net ....................................................             52,746              43,952
     Other current assets ................................................             11,926               8,373
                                                                                    ---------           ---------
          Total current assets ...........................................            140,540             139,481

Property and equipment, net ..............................................            105,067              95,243
Other noncurrent assets ..................................................             11,243              10,759
Intangibles, net .........................................................             46,572              49,825
Goodwill, net ............................................................             68,392              67,897
                                                                                    ---------           ---------
                                                                                    $ 371,814           $ 363,205
                                                                                    =========           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................          $  46,552           $  38,152
     Accrued payroll and related expenses ................................              3,156               4,094
     Other accrued liabilities ...........................................             17,577              18,454
     Short-term borrowings ...............................................             49,625              35,581
     Current portion of long-term debt ...................................              5,241               3,487
     Current portion of capital lease obligations ........................              1,057                 600
                                                                                    ---------           ---------
          Total current liabilities ......................................            123,208             100,368
Other long-term liabilities ..............................................              5,826               6,547
Long-term debt, less current portion .....................................             41,108              42,668
Long-term debt with related party ........................................             10,000                  --
Long-term capital lease obligations, less current portion ................              1,210                 525
Deferred taxes ...........................................................             21,453              22,228
Minority interest ........................................................                 --               3,326

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 5,000 shares authorized,
        1,600 shares issued and outstanding, liquidation preference of $80,000             16                  16
     Common stock, $.01 par value, 125,000 shares authorized, 79,717 and 78,649 shares issued and outstanding at December 31, 1998
        and 1997, respectively ...........................................                797                 786
     Additional paid-in capital ..........................................            528,545             529,448
     Accumulated deficit .................................................           (360,389)           (341,831)
     Accumulated other comprehensive income (loss) .......................                 40                (876)
                                                                                    ---------           ---------
          Total stockholders' equity .....................................            169,009             187,543
                                                                                    ---------           ---------
                                                                                    $ 371,814           $ 363,205
                                                                                    =========           =========

                             See accompanying notes

                               GENSIA SICOR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Years ended December 31,
                                                                 ------------------------------------------------
                                                                    1998               1997                1996
                                                                 ----------          ----------         ---------
Revenues:
     Product sales ....................................          $ 168,080           $ 140,424           $  54,636
     Contract research and license fees ...............             10,415               9,257               3,666
                                                                 ---------           ---------           ---------
          Total revenues ..............................            178,495             149,681              58,302

Costs and expenses:
     Cost of sales ....................................            119,017              99,850              40,654
     Research and development .........................             23,140              26,118              31,081
     Selling, general and administrative ..............             35,968              46,993              32,839
     Amortization expense .............................              5,982               4,367                --
     Interest and other, net ..........................              6,719               2,298                (473)
     Write-down of investment and restructuring charge.              1,839              14,666                --
     Acquisition of in-process research and
        development ...................................               --                29,200                --
                                                                 ---------           ---------           ---------
          Total costs and expenses ....................            192,665             223,492             104,101
                                                                 ---------           ---------           ---------

Loss before income taxes ..............................            (14,170)            (73,811)            (45,799)
Provision for income taxes ............................              5,188               2,884                --
                                                                 ---------           ---------           ---------

Net loss before minority interest .....................            (19,358)            (76,695)            (45,799)
Minority interest .....................................                800                --                  --
                                                                 ---------           ---------           ---------

Net loss ..............................................            (18,558)            (76,695)            (45,799)
Dividends on preferred stock ..........................             (6,000)             (6,000)             (6,000)
                                                                 ---------           ---------           ---------

Net loss applicable to common shares ..................          $ (24,558)          $ (82,695)          $ (51,799)
                                                                 =========           =========           =========

Basic and diluted net loss per common share ...........          $    (.31)          $   (1.15)          $   (1.41)
                                                                 =========           =========           =========

Shares used in computing basic and diluted net loss per
    common share ......................................             79,479              71,800              36,624
                                                                 =========           =========           =========

                             See accompanying notes.

                                GENSIA SICOR INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 1998
                                 (in thousands)

                                                         Convertible                                           Contingent
                                                       Preferred Stock          Common Stock                  Value Rights
                                                  ------------------------  ----------------------     -------------------------
                                                    Shares        Amount      Shares      Amount        Shares         Amount
                                                  -----------   ----------  ----------   ---------     --------       ----------
             Balance at December 31, 1995 .           1,600     $      16      34,641    $     346        2,875       $   2,875
Comprehensive income (loss):
   Net loss ...............................
   Unrealized loss on available for sale ..
    securities ............................
   Comprehensive loss .....................
Issuance of common stock ..................                                     2,914            29
Cash dividends on  preferred stock ........
Unearned compensation related to
   issuance of common stock, net ..........                                       (74)           (1)
Amortization of unearned compensation .....
Issuance of litigation shares .............                                       532             5
Issuance of payment on CVRs in Aramed
   acquisition ............................                                     1,645            17      (2,875)         (2,875)
                                                 ------------------------------------------------------------------------------
             Balance at December 31, 1996 .           1,600            16      39,658          396         --              --

Comprehensive income (loss):
   Net loss ...............................
   Foreign currency translation adjustments
   Unrealized gain on available for sale ..
    securities ............................
   Comprehensive loss .....................
Issuance of common stock ..................                                    38,991           390
Cash dividends on preferred stock .........
Issuance of warrants ......................
Amortization of unearned compensation .....
Investment by Sankyo in Metabasis
   Therapeutics, Inc. .....................
                                                 ----------------------------------------------------------------------------
             Balance at December 31, 1997 .           1,600            16      78,649          786         --             --

Issuance of common stock ..................                                     1,068           11
Comprehensive income (loss):
   Net loss ...............................
   Foreign currency translation adjustments
   Comprehensive loss .....................
Cash dividends on preferred stock .........
                                                 ----------------------------------------------------------------------------
             Balance at December 31, 1998 .           1,600     $      16      79,717    $     797         --       $     --
                                                 ============================================================================

                                                                                      Accumulated
                                                 Additional                               Other         Total
                                                   Paid-in   Accumulated    Unearned  Comprehensive  Stockholders'
                                                   Capital     Deficit    Compensation Income (Loss)   Equity
                                                  ---------   ----------  ------------ ------------   ---------
             Balance at December 31, 1995 .       $ 319,503   $(219,337)   $  (1,100)   $    --       $ 102,303
Comprehensive income (loss):
   Net loss ...............................                     (45,799)                                (45,799)
   Unrealized loss on available for sale
    securities ............................                                                   (4)            (4)
                                                                                                       ---------
   Comprehensive loss .....................                                                             (45,803)
Issuance of common stock ..................          13,388                                              13,417
Cash dividends on  preferred stock ........          (3,008)                                             (3,008)
Unearned compensation related to
   issuance of common stock, net ..........              46                       10                         55
Amortization of unearned compensation......                                    1,035                      1,035
Issuance of litigation shares .............              (5)                                               --
Issuance of payment on CVRs in Aramed
   acquisition ............................           2,858                                                --
                                                 -----------------------------------------------------------------
             Balance at December 31, 1996 .         332,782    (265,136)         (55)          (4)          67,999

Comprehensive income (loss):
   Net loss ...............................                     (76,695)                                   (76,695)
   Foreign currency translation adjustments                                                  (876)            (876)
   Unrealized gain on available for sale
    securities ............................                                                     4                4
                                                                                                          ---------
   Comprehensive loss .....................                                                                (77,567)
Issuance of common stock ..................         191,069                                                191,459
Cash dividends on preferred stock .........          (6,000)                                                (6,000)
Issuance of warrants ......................           3,571                                                  3,571
Amortization of unearned compensation .....             776                       55                           831
Investment by Sankyo in Metabasis
   Therapeutics, Inc. .....................           7,250                                                  7,250
                                                 -----------------------------------------------------------------
             Balance at December 31, 1997 .         529,448    (341,831)        --           (876)         187,543

Issuance of common stock ..................           5,097                                                  5,108
Comprehensive income (loss):
   Net loss ...............................                     (18,558)                                   (18,558)
   Foreign currency translation adjustments                                                   916              916
                                                                                                          ---------
   Comprehensive loss .....................                                                                (17,642)
Cash dividends on preferred stock .........          (6,000)                                                (6,000)
                                                 -----------------------------------------------------------------
             Balance at December 31, 1998 .       $ 528,545   $(360,389)   $    --      $      40        $ 169,009
                                                 =================================================================


                             See accompanying notes.

                               GENSIA SICOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years ended December 31,
                                                                  ____________________________________________________
                                                                       1998              1997              1996
                                                                  ----------------  ----------------  ----------------
Cash flows from operating activities:
Net loss ...................................................       $ (18,558)       $ (76,695)       $ (45,799)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization .........................          17,947           14,320            5,115
     (Gain) loss on disposal of property and equipment .....             256             (850)             878
     Minority interest .....................................            (800)            --               --
     Deferred income tax ...................................           1,355           (1,652)            --
     Inventory purchase price allocation adjustments .......             301            4,416             --
     Write-down of investment and restructuring charge .....           1,839           14,666             --
     Charge for acquired in-process research and
      development...........................................            --             29,200             --
Changes in operating assets and liabilities, net of
 effects from acquisitions and divestitures:
     Accounts receivable ...................................          (4,549)         (10,782)           4,577
     Inventories ...........................................          (7,499)           1,073           (5,437)
     Prepaid expenses and other assets .....................          (5,278)           5,142             (657)
     Accounts payable and accrued expenses .................           5,290           (6,413)           5,493
                                                                  ----------        ---------        ---------
               Net cash used in operating activities .......          (9,696)         (27,575)         (35,830)

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired ......          (7,551)         (10,975)            --
     Investment in other business ..........................            (697)            --               --
     Proceeds from short-term investments ..................           2,000           18,747          192,658
     Purchases of short-term investments ...................          (2,000)         (13,651)        (186,315)
     Acquisition of intangible asset .......................            --             (5,593)            --
     Purchases of property and equipment ...................         (17,572)         (24,291)         (12,701)
     Proceeds from sale of property ........................             131            2,911              136
     Other .................................................            --                187              641
                                                                   ---------        ---------        ---------
          Net cash used in investing activities ............         (25,689)         (32,665)          (5,581)

Cash flows from financing activities:
     Payments of cash dividends on preferred stock .........          (6,000)          (6,000)          (3,008)
     Issuance of common stock and warrants, net ............           1,556           44,848           13,468
     Funding from minority shareholder .....................             972             --               --
     Proceeds from Sankyo's investment in Metabasis ........            --              7,250             --
     Change in short-term borrowings .......................          11,499           10,442             --
     Issuance of long-term debt from related party .........          10,000             --               --
     Issuance of long-term debt and capital lease
      obligations, net .....................................           3,420           33,425              206
     Principal payments on long-term debt and capital
      lease obligations ....................................          (4,134)          (3,084)            (405)
     Payments for debt issuance costs ......................            --               (931)            --
                                                                   ---------        ---------        ---------
          Net cash provided by financing activities                   17,313           85,950           10,261
                                                                   ---------        ---------        ---------
Effect of exchange rate changes on cash ....................             909             (357)            --
                                                                   ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ...........         (17,163)          25,353          (31,150)
Cash and cash equivalents at beginning of year .............          41,624           16,271           47,421
                                                                   ---------        ---------        ---------
Cash and cash equivalents at end of year ...................       $  24,461        $  41,624        $  16,271
                                                                   =========        =========        =========

Supplemental disclosure of cash flow information:
    Interest paid ..........................................       $   4,586        $   2,657        $      82
    Income taxes paid ......................................           3,564            3,737              605
Supplemental schedule of non-cash investing and
 financing activities:
    Discount on long-term debt .............................            --              3,571             --
    Common stock issued to settle accrued liabilities.......           3,553             --               --
    Common stock issued to acquire net assets of
     businesses:
         Fair value of assets acquired, other than cash.....            --            206,933             --
         Liabilities assumed................................            --            (81,270)            --

                             See accompanying notes

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1.   Basis of Presentation

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

  Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned, except for Metabasis Therapeutics, Inc. ("Metabasis"), which is 92% owned. An affiliated company in which the Company does not have a controlling interest, or for which control is expected to be temporary, is accounted for using the equity method. The four wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at December 31, 1998 and 1997 include the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the year ended December 31, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition). Minority interest at December 31, 1997 represents minority stockholders' proportionate share of the equity in the Company's consolidated subsidiaries, Diaspa and Metabasis. Minority interest at December 31, 1998 represents minority stockholders' proportionate share of the equity in Metabasis only which is included in other noncurrent assets. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, so that Diaspa is now a wholly-owned subsidiary and was consolidated in the 1997 financial statements as the Company had an other than temporary controlling financial interest. The statement of operations and statement of cash flows for the year ended December 31, 1997 do not include the operations of Diaspa as the acquisition was completed in late December 1997.

  In December 1997, the Company sold approximately 8% of the equity of its wholly-owned subsidiary, Metabasis Therapeutics, Inc., for $7.25 million. The transaction was accounted for as a capital transaction in the consolidated financials statements and accordingly, the proceeds were treated as

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

an addition to the stockholders' equity and no gain or loss was recognized in the income statement. The Company did not have any other equity issuances of a subsidiary's stock in 1998 and 1997 or in any prior periods.

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

  In 1998, Sicor acquired a 50% interest in Zetesis, S.p.A. ("Zetesis"). The investment in Zetesis is accounted for using the equity method. Accordingly, Sicor's share of the earnings of Zetesis is included in consolidated net income.

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

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for inventories of Diaspa, Lemery, Sicor de Mexico and Gensia Sicor Pharmaceuticals. Cost is determined by the last-in, first-out (LIFO) method for Sicor.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

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

           Technology rights                    5 years
           Assembled workforce                  5 years
           Developed technology                 17 years
           Trademarks                           30 years
           Goodwill                             10 to 30 years

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

  Financial instruments

  Off-balance sheet financial instruments such as foreign currency forward contracts are valued at market prices with the resulting gains and losses recognized in the statement of operations. The Company does not hold or issue financial instruments for trading purposes. The Company values financial instruments as required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts of cash, accounts receivable, short-term debt and long-term, and variable-rate debt approximate fair value. The Company estimates that the carrying value of long-term fixed rate debt approximates fair value based on the Company's estimated current borrowing rates for debt with similar maturities.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  Research and development expenses

  All costs of research and development, including those incurred in relation to the Company's collaborative agreements, are expensed in the period incurred.

  Revenue recognition

  Product sales revenues are recorded as products are shipped. Adjustments to product sales are made for estimated sales discounts offered due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, and early payment discounts. The Company provides for returns at the time of sale based on estimated product returns. For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized in accordance with the terms of the contract as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. Nonrefundable license fees in connection with research and development agreements are recognized on the straight-line method over the term of the contract.

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

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

forma disclosures of results of operations as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

  Comprehensive Income (Loss)

  As of January 1, 1998, Company adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The new standard established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income
(loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

  Foreign currency translation

  The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders' equity. Income and expense items are translated at average monthly rates of exchange. The functional currency of Lemery has been the Mexican peso. In accordance with SFAS 52, the net assets of Lemery were remeasured to the U.S. dollar during the second quarter of 1997 as a result of a hyper-inflationary economy in Mexico and, accordingly, gains and losses from balance sheet translation adjustments are included in net earnings. The functional currency of Sicor de Mexico is the U.S. dollar.

  Foreign currency contracts

  The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying monthly call options to strike at a rate equal to or above the budgeted exchange rate. The cost of the borrowing is recorded as interest expense when it is incurred. The cost of the options is recognized at the time the options are purchased. Gains on the options are recorded as foreign exchange gains at the time the options are exercised.

  New accounting pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company expects to adopt SFAS 133 effective January 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

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

  Based on the purchase price of $157.1 million, allocation of the total acquisition cost is as follows (in thousands):

  Net tangible assets ...............       $  30,132
  Developed technology ..............          45,000
  Other intangibles .................           6,870
  In-process research and development          29,200
  Deferred income tax ...............         (22,776)
  Goodwill ..........................          68,669
                                            ---------
       Total ........................       $ 157,095
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

  Diaspa, S.p.A.

  In December 1997, Sicor purchased a 50% equity interest in Diaspa, an Italian company engaged in the manufacture of certain raw materials used in Sicor's
business for $2.7 million.   The remaining 50% interest in Diaspa was purchased
by Archimica S.p.A. ("Archimica"), an Italian bulk pharmaceutical company in which the Company's President, Chief Executive Officer, director and a principal stockholder, had a 50% beneficial ownership. In June 1998, Sicor purchased the remaining 50% interest

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

from Archimica for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. For financial reporting purposes, the acquisition of Diaspa's net assets was accounted for using the purchase method.

  The following unaudited pro forma data reflects the combined results of operations of the Company, Rakepoll Holding and Diaspa as if the acquisition had occurred on January 1, of the respective year (in thousands, except per share data):

                                                          December 31,
                                                      1997            1996
                                                   ----------       ----------
    Total revenues ............................    $ 176,922        $ 152,166
    Net loss after preferred stock dividends ..      (85,872)         (76,244)
      Basic and diluted net loss per share ....    $   (1.16)       $   (1.15)


  Genchem Vacallo

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

  Zetesis, S.p.A

  In 1998, Sicor acquired a 50% interest in Zetesis, S.p.A. for approximately $0.7 million in cash. The investment in Zetesis was accounted for using the equity method. Accordingly, Sicor's share of the earnings of Zetesis since the acquisition is included in consolidated net income. Pro forma information has been omitted as the amounts are not significant.

4.  Related Parties

  The Company has agency agreements with Alco Chemicals ("Alco").   In September
1996, the majority shareholder of Alco acquired a majority of the outstanding shares of Rakepoll Finance N.V., which owns approximately 37% the Company's outstanding Common Stock. The same majority shareholder of Alco is also President, Chief Executive Officer and a director of the Company and beneficially owns approximately 41% of the Company's Common Stock.

  Under the terms of its agreements with the Company, Alco is to receive commissions equal to 4% of sales to third-party non-Italian customers. The agreements are in place for five years, unless there is a change in control of Alco. The agreement permits the Company to sell its products directly or through other agents. If the Company pays commissions that are less than the contractual commission percentage to such agents, the Company must pay the differential between the commissions paid and the contractual percentage to Alco. Commission expenses relating to Alco were approximately $2.1 million and $2.0 million for the years ended December 31, 1998 and 1997, respectively, and the net outstanding payable to Alco at December 31, 1998 and 1997 was $0.7 million and $1.1 million, respectively.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  Lemery in Mexico purchases raw materials and supplies from two companies which Lemery's Managing Director and Director of Operations have beneficial ownership. The combined material and supply purchases made by Lemery during 1998 and 1997 from these two companies totaled approximately $3.1 million and $2.1 million, respectively.

  Sicor purchased a 50% equity interest in Diaspa (see Note 3) in December 1997 for approximately $2.7 million. The remaining 50% interest of Diaspa was purchased by Archimica, a company in which the Company's President, Chief Executive Officer, director and a principal stockholder, had a 50% beneficial ownership. In June 1998, Sicor purchased the remaining 50% interest from Archimica for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. At December 31, 1998 and 1997, the Company had a net payable balance to Archimica of $34,000 and a net receivable balance from Archimica of $43,000, respectively.

  In March 1998, Genchem Pharma Ltd. acquired a research and development branch in Vacallo, Switzerland for $1.9 million from Alco.

  In December 1998, the Company sold $10 million of 8% Subordinated Convertible Notes due January 10, 2001 to the Company's President, Chief Executive Officer, director and a principal stockholder. The Notes are convertible at any time into Gensia Sicor Common Stock at a $4.50 per share conversion price. The interest is payable quarterly in arrears on the last business day of March, June, September and December of each year.

5.  Composition of Certain Consolidated Financial Statement Captions

                                                    December 31,
                                               1998             1997
                                             ---------       ---------
Receivables (in thousands):
  Trade receivables ..................       $ 53,337        $ 47,517
  Less allowance for doubtful accounts         (1,930)         (1,985)
                                             --------        --------
                                             $ 51,407        $ 45,532
                                             ========        ========

  Approximately $30.9 million and $21.1 million of trade receivables at December 31, 1998 and 1997, respectively were pledged as security for short-term borrowings (see Note 8).

Inventories (in thousands):
    Raw materials ....................       $ 21,543        $ 16,332
    Work-in-process ..................         11,154           6,182
    Finished goods ...................         22,247          23,363
                                             --------        --------
                                               54,944          45,877
      Less reserve ...................         (2,198)         (1,925)
                                             --------        --------
                                             $ 52,746        $ 43,952
                                             ========        ========

  If the FIFO method had been used for the entire consolidated group, they would have been approximately $1.5 million and $1.7 million higher than reported at December 31, 1998 and 1997, respectively.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

                                                                December 31,
                                                             1998              1997
                                                           ----------       ----------
Other current assets (in thousands):
  Prepaid expenses .................................       $   2,949        $   2,357
  VAT receivable ...................................           1,961            2,230
  Other taxes receivable ...........................           3,797            1,492
  Other receivables ................................           3,219            2,294
                                                           ---------        ---------
                                                           $  11,926        $   8,373
                                                           =========        =========

Property and equipment (in thousands):
      Land and land improvements .....................     $   1,738        $   1,530
      Buildings and building improvements ............        20,074           19,903
      Machinery and equipment ........................        95,336           76,306
      Office furniture and equipment .................         5,942            5,221
      Construction in progress .......................        16,301           15,273
                                                           ---------        ---------
                                                             139,391          118,233
      Less accumulated depreciation and amortization .       (34,324)         (22,990)
                                                           ---------        ---------
                                                           $ 105,067        $  95,243
                                                           =========        =========

  At December 31, 1998 and 1997, equipment acquired under capital lease obligations totaled $5.4 million and $3.2 million, respectively. Such leased equipment is included in property and equipment, net of accumulated amortization of $1.0 million and $0.3 million at December 31, 1998 and 1997, respectively.

  Depreciation expense, including amortization of capital leases, was $11.0 million, $9.0 million, and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

Other noncurrent assets (in thousands):
       Restricted short-term investment ....       $  4,925        $  4,925
       Deferred tax asset ..................            982           1,720
       Investment in Gensia Automedics, Inc.           --             1,839
       Other ...............................          5,336           2,275
                                                   --------        --------
                                                   $ 11,243        $ 10,759
                                                   ========        ========

Intangibles (in thousands):
       Developed technology ................       $ 45,293        $ 45,000
       Trademarks ..........................          4,600           4,600
       Assembled workforce .................          2,270           2,270
       Technology rights ...................            970             912
                                                   --------        --------
                                                     53,133          52,782
                                                     (6,561)         (2,957)
                                                   --------        --------
       Less accumulated amortization .......       $ 46,572        $ 49,825
                                                   ========        ========

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

                                                              December 31,
                                                          1998             1997
                                                        ---------       ----------
Goodwill (in thousands):
  Goodwill ......................................       $ 72,753        $ 69,552
  Less accumulated amortization .................         (4,361)         (1,655)
                                                        --------        --------
                                                        $ 68,392        $ 67,897
                                                        ========        ========

Other current accrued liabilities (in thousands):
       Deferred tax liability ...................       $  5,108        $  3,247
       Restructuring accrual ....................           --             3,184
       Deferred revenue .........................            729           1,229
       VAT and other taxes payable ..............          3,314           4,240
       Other ....................................          8,426           6,554
                                                        --------        --------
                                                        $ 17,577        $ 18,454
                                                        ========        ========
Other long-term liabilities (in thousands):
       Severance indemnities ....................       $  3,089        $  2,977
       Contamination reserve ....................          1,827           2,834
       Deferred revenue .........................            153             611
       Other ....................................            757             125
                                                        --------        --------
                                                        $  5,826        $  6,547
                                                        ========        ========

  Severance indemnity is paid in Italy to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

6.  Write-down of Investment and Restructuring Charge

     In December 1997, the Company divested an 81% interest in Gensia Automedics, Inc. ("Automedics") in order to reduce future operating losses and cash flow requirements associated with this business. In anticipation of this divestiture, Gensia Sicor transferred its licensed and proprietary medical products, including the GenESA(R) System, Brevibloc(R), and the AutoHep(TM) System (previously called the Feedback Controlled Heparin System) to Automedics in exchange for future royalty and milestone payments, and subordinated preferred shares of Automedics. Subsequently, Automedics sold an equity interest representing approximately 81% of Automedics to private investors for approximately $6.0 million. Due to the contingent nature of the potential royalty and milestone payments, Gensia Sicor recorded a charge of approximately $11.5 million in the fourth quarter of 1997, including the write-off of approximately $7.3 million of intangible assets related to the products transferred to Automedics. Gensia Sicor has retained potential obligations from agreements that were assigned to Automedics, which could exceed $20 million. In particular, Gensia Sicor assigned its Development and Supply Agreement dated January 26, 1990, as amended, (the "Supply Agreement") with Protocol Systems, Inc. ("Protocol Systems") to Automedics. Gensia Sicor remains liable for these obligations if Automedics does not fulfill these contractual commitments. In addition, while Gensia Sicor has assigned agreements with Gensia Clinical Partners, L.P. (the "Partnership") to Automedics, if Automedics fails to comply with the

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

provisions of these agreements, including using its best efforts to market the GenESA System and paying royalties on sales of the GenESA System to the Partnership, the Company remains liable for obligations under these agreements. The following summarizes the significant components of the Company's Automedics restructuring charge included in the consolidated statement of operations (in thousands):

                                    Year ended
                                  December 31, 1997
                                  -----------------
Write-off of intangible assets       $ 7,318
Loss in net assets transferred         2,888
Severance and related benefits         1,276
                                     -------
                                     $11,482
                                     =======

     In April 1998, the Company and Automedics announced that they had determined not to exercise an option granted by the Partnership to repurchase the technology associated with the GenESA System and had informed Gensia Development Corporation, the general partner of the Partnership of this decision. The decision was based on, among other things, the lack of market acceptance of the GenESA System since its U.S. market introduction in October 1997 and its European market introduction in the second quarter of 1995. Automedics has discontinued the promotion of the GenESA System in the U.S. and in Europe.

     Gensia Sicor and Automedics also informed Protocol Systems that no additional GenESA System devices would be purchased under the Supply Agreement. As noted above, pursuant to the Automedics divestiture, the Company assigned its rights and obligations under the Supply Agreement to Automedics. This assignment resulted in transferring the Company's obligation to purchase a minimum number of GenESA System devices from Protocol Systems totaling approximately $3.4 million in 1998, and $4.3 million every year for the years 1999 to 2002. The Company remained liable for these obligations. In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems,
Inc.   The complaint alleges breach of the Supply Agreement.  Protocol Systems alleges damages estimated at approximately $10.8 million, plus any amounts which it may owe to a third-party vendor. Gensia Sicor believes that the amount of the claim is significantly overstated for a variety of reasons and plans to vigorously defend itself against this claim. Based on a review of the current facts and circumstances, management has recorded a provision for its estimate of liability related to this lawsuit. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     As a result of the lack of market acceptance of the GenESA System, the Company wrote off the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million in the first quarter of 1998 and subsequently wrote-off the remaining balance of $0.7 million in the fourth quarter of 1998.

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

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

7.    Investments

      The following is a summary of available for sale securities classified as cash and cash equivalents (in thousands):

                                            December 31,
                                         1998         1997
                                        ------       ------
       U.S. corporate securities        $5,423       $ --
       U.S. government securities         --            791
                                        ------       ------
                                        $5,423       $  791
                                        ======       ======

  The amortized cost of available for sale securities approximated fair value at both December 31, 1998 and 1997. Gross realized gains and losses on sales of available for sale securities were immaterial in 1998, 1997 and 1996.

  At December 31, 1998, the contractual maturities of all of the Company's available for sale investments are less than 90 days from the balance sheet date.

8.    Short-Term Borrowings

      Short-term borrowings consist of the following (in thousands):

                                                                        December 31,
                                                                     1998          1997
                                                                   -------       -------
       Short-term borrowings under credit line arrangements,
          repayable in U.S. dollars and Italian lire .......       $46,061       $29,166
       Short-term borrowings, repayable in Swiss francs ....         2,143          --
       Short-term borrowings, repayable in U.S. dollars ....         1,421         2,472
       Short-term borrowings, repayable in Italian lire ....          --           3,573
       Short-term borrowings, repayable in Mexican pesos ...          --             370
                                                                   -------       -------
                                                                   $49,625       $35,581
                                                                   =======       =======

  The Company's Italian subsidiaries maintain credit line arrangements with several banks where most are pledged with trade receivables to the banks in return for short-term borrowings in Italian lire. These transactions effectively eliminate most of the Company's foreign exchange risk associated with these receivables. The Company's domestic operations also entered into a factoring agreement of its receivables during 1997 and 1998. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying consolidated
financial statements.   The weighted average interest rate on these borrowings
was approximately 5.7% and 6.9% at December 31, 1998 and 1997, respectively.

  The short-term borrowings from banks, repayable in Swiss francs, U.S. dollars and Italian lire, are unsecured. The terms of the borrowings range from three to six months. The weighted average interest rate on these borrowings was approximately 7.2% and 10.2% at December 31, 1998 and 1997, respectively.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  The short-term borrowings from banks, repayable in Mexican pesos, are unsecured. The weighted average interest rate on these borrowings was approximately 26% at December 31, 1997.

9.    Long-Term Debt

      Long-term debt consists of the following (in thousands):

                                                                             December 31,
                                                                         1998             1997
                                                                       ----------      ---------
      2.675% subordinated convertible notes due 2004, net of
       unamortized discount of $2,742 and $3,256 at December 31,
       1998 and 1997, respectively, effective interest
       rate of 5.9%.............................................       $ 17,258         $ 16,744
      Mortgage notes payable ...................................         15,854           16,559
      Notes payable to bank ....................................          5,997            6,510
      Notes payable to suppliers ...............................          5,782            4,923
      Notes payable to Italian Ministry of Industry.............          1,232            1,193
      Other.....................................................            226              226
                                                                       --------         --------
                                                                         46,349          46,155
      Less:  current portion ...................................         (5,241)         (3,487)
                                                                       --------        --------
      Long-term debt, net of current portion ...................       $ 41,108        $ 42,668
                                                                       ========        ========

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

  In connection with the Notes, Warrants to purchase up to 2,645,503 shares of Gensia Sicor Common Stock at $4.35 per share were also issued. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be cancelled if the Gensia Sicor Common Stock price exceeds certain levels during the first three years after the closing. The estimated fair market value of the Warrants of $3.6 million was recorded as a discount on Notes payable and is being amortized to interest expense over the term of the Notes. All Warrants were outstanding at December 31, 1998.

  The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $18.8 million and are repayable in quarterly and semi-annual installments of principal and interest through 2005. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 6.1% and 8.0% at December 31, 1998 and 1997, respectively.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

     The notes payable to a bank are unsecured and are repayable in quarterly and semi-annual installments of principal and interest through 2003. The weighted average fixed interest rate on these notes was 7.4% and 7.9% at December 31, 1998 and 1997, respectively.

     Notes payable to suppliers are secured by certain machinery and equipment with a carrying value of approximately $3.6 million and are repayable in quarterly and semi-annual installments of principal and interest through 2004. The weighted average fixed interest rate on these notes was 6.7% and 7.3% at December 31, 1998 and 1997, respectively.

     The notes payable to the Italian Ministry of Industry are secured by certain production facilities and are repayable in annual installments of principal and interest through 2009. The weighted average fixed interest rate on these notes was 7.4% at December 31, 1998 and 1997.

     Interest expense for 1998, 1997, and 1996 was $6.1 million, $3.7 million, and $0.1 million, respectively.

     Maturities of long-term debt during the years subsequent to December 31, 1998 are as follows (in thousands) :


                        1999             $ 5,241
                        2000               6,976
                        2001               6,862
                        2002               4,774
                        2003               2,286
                        Thereafter        20,210
                                         -------
                                         $46,349
                                         =======

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

  The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding Preferred Stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding Preferred

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

Stock. The Company resumed payment of the Preferred Stock dividend in September 1996. At December 31, 1998, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid. The holder of this Preferred Stock has no other voting rights.

  Warrants

  In July 1996, warrants to purchase 70,000 shares of Common Stock were issued in connection with a lease financing commitment for Gensia Sicor
Pharmaceuticals. These warrants have an exercise price of $5.25 per share and expire in July 2006. At December 31, 1998, all warrants were outstanding.

  In March 1997, the Company sold approximately 4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $4.1875
per share.  These warrants expire in December 2002.   At December 31, 1998,
warrants to purchase an aggregate of 1,871,000 shares of Gensia Sicor Common Stock were outstanding.

  In December 1997, the Company sold approximately 2.4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $7.34 per share. These warrants expire in July 2003. If a purchaser sold the Common Stock purchased in the Unit offering prior to June 30, 1998, then the purchaser was not issued the Warrant component of the Unit. At December 31, 1998, warrants to purchase an aggregate of 1,227,000 shares of Gensia Sicor Common Stock were outstanding.

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

  In February 1997, the stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The Stock Plan provides for both the direct award or sale of Common Shares and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four year period and are exercisable for up to ten years from the grant date. Under the 1997 Stock Plan, 2,000,000 shares were authorized for issuance. This amount will be increased by any shares not subject to exercise under the 1990 Stock Plan or which are not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of Gensia Sicor Common Stock have been authorized for issuance.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  In June 1997, the Board of Directors approved, and in September 1997, the Company's stockholders consented to the amendment of the 1997 Stock Plan to increase the aggregate number of shares authorized for issuance thereunder by 1,000,000 shares to a total of 3,000,000. In April 1998, the Board of Directors approved and in June 1998, the Company's stockholders consented to the further amendment of the 1997 Stock Plan to increase an additional 1,000,000 shares to a total of 4,000,000. Accordingly, as of December 31, 1998, 10,383,334 shares were authorized for issuance under both stock option plans.

  In September 1997, the stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, 500,000 shares were authorized for issuance and the full 500,000 shares were issued to the Company's current Chairman of the Board, who at the time of issuance was a non-executive Chairman of the Board. Of the 500,000 shares subject to the Chairman's Options, 200,000 shares were fully vested, and the remaining 300,000 shares will vest in increments of 100,000 shares subject to meeting certain performance conditions.

  A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

                                                              Years ended December 31,
                                           -----------------------------------------------------------
                                                  1998                1997                1996
                                           --------------------  ------------------- ------------------
                                                      Weighted           Weighted             Weighted
                                                       average            average              average
                                                      exercise            exercise            exercise
                                            Options     price    Options    price    Options    price
                                           --------  ----------  -------  ---------- -------  ---------
Outstanding - beginning
     of year ...........................     5,520     $   4.90  4,154     $   5.03  4,416     $   4.96
  Granted ..............................     1,175         4.14  2,635         4.44    949         5.02
  Exercised ............................      (204)        4.13   (623)        3.90   (523)        4.50
  Canceled .............................      (860)        4.84   (646)        4.84   (688)        4.93
                                            ------     --------  -----     --------  -----     --------
Outstanding - end of year ..............     5,631     $   4.76  5,520     $   4.90  4,154     $   5.03
                                            ======     ========  =====     ========  =====     ========
Exercisable - end of year ..............     3,787     $   4.99  3,566     $   5.16  4,142     $   5.21
                                            ======     ========  =====     ========  =====     ========

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                    Weighted
                          Number                     average
   Range of            outstanding                  remaining
exercise prices       (in thousands)             contractual life
---------------       --------------             ----------------
$2.00 to $3.38               334                       7.5
$3.40 to $5.00             4,682                       7.4
$5.06 to $6.00               346                       7.6
$6.13 to $10.00               94                       7.1
$10.33 to $28.48             175                       3.1
                          ------
                           5,631
                          ======

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  Shares of Common Stock reserved at December 31, 1998 for the exercise of available and outstanding stock options including the Chairman's options totaled 7,676,022.

  In April 1998, the Company's majority owned subsidiary, Metabasis adopted its own 1998 Stock Incentive Plan (the "Metabasis Plan") for the benefit of its eligible employees, consultants and independent directors. The Metabasis Plan authorized 1,500,000 shares of Metabasis' common stock for issuance. Under the terms of the Metabasis Plan, non-qualified and incentive options may be granted to consultants, employees, officers and directors at prices not less than 100% of the fair value on the date of grant. Options vest over four years and expire ten years from the date of grant. Metabasis' employees continue to vest with respect to the Company's stock options issued and may continue to participate in the Company's Employee Stock Purchase Plan as long as Metabasis remains a majority owned subsidiary of the Company.

  Restricted stock

  In 1994 and 1995, the Company issued restricted Common Stock to certain employees. In conjunction with the issuance of these restricted shares, options to purchase 360,250 shares were canceled. The market value of the restricted shares at the time of issuance was recorded as unearned compensation in a separate component of stockholders' equity and amortized to expense over the period of restriction.

  Employee stock purchase plan

  The Company's Employee Stock Purchase Plan (the "ESPP") provides employees of the Company the opportunity to purchase Common Stock through payroll deductions. In April 1998, the Board of Directors approved and in June 1998, the Company's stockholders consented to the amendment of the 1992 ESPP to increase the aggregate number of shares reserved for issuance thereunder by 100,000 shares to a total of 600,000 shares of Common Stock. Any full-time employee of the Company is eligible to participate in the ESPP after he or she has been continuously employed by the Company for three consecutive months. Eligible employees may elect to contribute up to 12% of their total compensation during each six-month offering period, subject to certain statutory limits. At the end of each six-month offering period, the Company will apply the amount contributed by the participant during the offering period to purchase whole shares of Common Stock, but not more than 1,000 shares. The shares of Common Stock vest immediately and are purchased for 85% of the lower of (i) the market price of the Common Stock immediately before the beginning of the purchase period or (ii) the market price of the Common Stock on the last business day of the purchase period. All expenses incurred in connection with the implementation and administration of the ESPP are paid by the Company. At December 31, 1998, 494,765 shares had been issued under the ESPP.

  Pro forma information

  Pro Forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.1% to 5.2%, 6.1% to 6.2% and 6.0% to 6.2%; dividend yields of

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

0% for 1998, 1997 and 1996; volatility factors of the expected market price of the Company's Common Stock of 36.2% for 1998 and 1997 and 46.9% for 1996; and a weighted-average life of five to six years for 1998, four to five years for 1997 and three to five years for 1996.

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

                                           1998           1997           1996
                                         ----------     ----------     ----------
Net loss:
  As reported .......................    $  (24,558)    $  (82,695)    $  (51,799)
  Pro forma .........................       (26,269)       (82,811)       (54,781)
Basic and diluted net loss per share:
  As reported .......................    $     (.31)    $    (1.15)   $     (1.41)
  Pro forma .........................          (.33)         (1.15)         (1.50)

                                             Weighted average         Weighted average
                                                fair value              exercise price
                                       --------------------------  ------------------------
                                        1998      1997      1996    1998     1997     1996
                                       -------  --------  ------- -------  -------  --------
Exercise Price on Date of Grant:
   Equal to market price of stock .    $   4.10 $   4.54 $   5.09 $   4.10 $   4.54 $   5.09
   Less than market price of stock:
      Options .....................    $   4.36 $   4.66 $   5.09 $   4.25 $   4.18 $   4.40
      Restricted stock ............    $   4.90 $   5.52 $   5.09 $    .01 $    .01 $    .01
      Employee stock purchase plan     $   4.26 $   5.11 $   4.85 $   3.40 $   3.77 $   4.12

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

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

Board of Directors in whole, but not in part, at a price of $.01 per Right. The Rights have no voting privileges and are attached to and automatically trade with the Company's Common Stock. The Rights expire on March 16, 2002. The Plan was amended in November 1996 to exempt the acquisition of Rakepoll Holding from the provisions of the Plan.

11.  Commitments

  The Company leases its office, manufacturing and research facilities and certain equipment under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

  Included in deposits and other assets at December 31, 1998 and 1997 was $0.4 million and $0.3 million, respectively, deposited under these agreements. Rent expense for 1998, 1997, and 1996 was $5.4 million, $6.6 million, and $4.7 million, respectively. Rent expense for 1998, 1997 and 1996 were net of $1.2 million, $1.0 million, and $0.4 million of sublease income, respectively.

  The lease related to the buildings where the Company's centralized research and development facilities are located is secured by a $4.8 million letter of credit, which is collateralized by a $4.9 million certificate of deposit, and will be released provided the Company achieves certain financial milestones.

  Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1998, are as follows (in thousands):

                                               Capital    Operating
                                               leases      leases
                                               -------     -------
1999 ........................................  $ 1,147     $ 8,741
2000 ........................................      816       7,465
2001 ........................................      301       5,057
2002 ........................................      162       3,888
2003 ........................................       91       2,987
Thereafter ..................................     --        15,471
                                               -------     -------
Total minimum lease payments ................    2,517     $43,609
Less amount representing interest ...........     (250)    =======
                                               -------
Present value of net minimum lease payments .    2,267
Less current portion ........................   (1,057)
                                               -------
                                               $ 1,210
                                               =======

  Future minimum rentals to be received under non-cancelable subleases as of December 31, 1998 totaled approximately $1.1 million.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

12.    Income Taxes

  The provision for income taxes comprises the following (in thousands):

                                                                Years ended December 31,
                                                        ----------------------------------------
                                                          1998            1997            1996
                                                        --------        --------        --------
Current:
     Federal.....................................       $     --        $     --        $     --
     State ......................................             --              --              --
     Foreign ....................................          3,091           1,145              --
                                                        --------        --------        --------
                                                           3,091           1,145              --
Deferred:
     Federal.....................................       $     --        $     --        $     --
     State.......................................             --              --              --
     Foreign.....................................          2,097           1,739              --
                                                        --------        --------        --------
                                                           2,097           1,739              --
                                                        --------        --------        --------
                                                        $  5,188        $  2,884        $     --
                                                        ========        ========        ========

  The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):


Federal income taxes (benefit) at 35% ...........       $ (4,956)       $(25,834)       $(16,016)
Tax effect of non-deductible expenses, including
    write-off of acquired in-process research and
     development ................................            306          13,299             582
Increase in valuation allowance and other .......          7,447          14,486          15,434
Foreign taxes ...................................          2,391             933            --
                                                        --------        --------        --------
                                                        $  5,188        $  2,884        $   --
                                                        ========        ========        ========

  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are shown below. A valuation allowance of $135.4 million has been recognized as an offset to the deferred tax assets as of December 31, 1998 as realization of such assets is uncertain. Approximately $9.1 million, $14.3 million, and $20.0 million of the valuation allowance are related to 1998, 1997, and 1996, respectively. As of December 31, 1998, approximately $1.0 million of the valuation allowance for deferred tax assets relates to pre-acquisition tax net operating losses which, when recognized, will be allocated directly to goodwill.

                                                   December 31,
                                              ---------------------
                                                 (in thousands)
                                               1998          1997
                                              -------      --------
Deferred tax liabilities:
   Basis differences in acquired assets       $21,258       $22,557
   Depreciation .......................         8,352         7,997
   Inventory ..........................         4,870         2,910
   Other ..............................         1,553         1,000
                                              -------       -------
Total deferred tax liabilities ........        36,033        34,464


                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

                                                           December 31,
                                                    -------------------------
                                                        (in thousands)
                                                      1998           1997
                                                    ---------      ----------
Deferred tax assets:
    Net operating loss carryforwards .......         108,622          101,964
    Research and development credits .......          14,823           13,545
    Capitalized research and development ...           8,603            9,236
    Depreciation ...........................           2,993            3,077
    Other ..................................          11,384            9,540
                                                   ---------        ---------
Total deferred tax assets ..................         146,425          137,362
Valuation allowances for deferred tax assets        (135,419)        (126,367)
                                                   ---------        ---------
Net deferred tax assets ....................          11,006           10,995
                                                   ---------        ---------
Net deferred taxes .........................       $  25,027        $  23,469
                                                   =========        =========

  At December 31, 1998, the Company had federal and California tax net operating loss carryforwards of approximately $292.9 million and $40.9 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005 unless previously utilized. The California tax loss carryforwards will begin to expire in 1999 unless previously utilized. Approximately $8.8 million of California tax loss carryforwards expired unused in 1998. The Company has Italian and Mexican tax loss carryforwards of approximately $7.5 million and $2.5 million, respectively. The Italian and Mexican tax loss carryforwards will begin expiring in 2000 and 2004, respectively, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $11.9 million and $4.5 million, respectively, which will begin to expire beginning in 2001 unless previously utilized.

  Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards is limited because of a cumulative ownership changes of more than 50% which occurred within the three year periods ending in 1997. The ownership change in 1997 had a material impact on the utilization of net operating loss and credit carryforwards.

13. Segment and Geographic Information

  In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued effective for fiscal years ending after December 31, 1998. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

  The Company operates predominantly in one industry segment, that being the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty bulk drug substances. The Company evaluates performances based on operating earnings of the respective business units primarily by geographic area. The three main geographic areas and the business units that fall under each geographic areas are as follows: (i) United States:
Gensia Sicor, Gensia Sicor Pharmaceuticals, Metabasis and Gensia Development Corporation; (ii) Italy: Sicor, Diaspa and Genchem Pharma; and (iii) Mexico:
Lemery, Sicor de Mexico and Gensia Sicor de Mexico. Intergeographic sales

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

are accounted for at prices that approximate arm's length transactions. Information regarding geographic areas at December 31, 1998, 1997, and 1996 and for each of the years then ended is as follows (in thousands):

                                                        Years ended December 31,
                                             -------------------------------------------
                                                1998             1997             1996
                                             ----------        ---------        --------
Product sales to unaffiliated customers
     United States ....................       $  46,957        $  58,622        $  54,636
     Italy ............................          77,870           54,778             --
     Mexico ...........................          43,253           27,024             --
                                              ---------        ---------        ---------
                                              $ 168,080        $ 140,424        $  54,636
                                              =========        =========        =========
Intergeographic sales
     United States ....................       $    --          $     --         $    --
     Italy ............................           8,560            4,935             --
     Mexico ...........................             270              704             --
                                              ---------        ---------        ---------
                                              $   8,830        $   5,639        $    --
                                              =========        =========        =========
Income (loss) before income taxes:
     United States ....................       $ (31,705)       $ (84,494)       $ (46,096)
     Italy ............................           9,715            7,378             --
     Mexico ...........................           9,564            4,150             --
     Other ............................            (653)            (505)             297
     Eliminations and adjustments .....          (1,091)            (340)            --
                                              ---------        ---------        ---------
                                              $ (14,170)       $ (73,811)       $ (45,799)
                                              =========        =========        =========

                                                           December 31
                                             -------------------------------------------
                                                1998             1997             1996
                                             ----------        ---------        --------
Total assets:
     United States ....................       $ 347,622        $ 386,905        $ 109,151
     Italy ............................         171,345          119,248             --
     Mexico ...........................          45,365           35,004             --
     Other ............................             115               60              939
     Eliminations and adjustments .....        (192,633)        (178,012)         (20,540)
                                              ---------        ---------        ---------
                                              $ 371,814        $ 363,205        $  89,550
                                              =========        =========        =========

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

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

this research collaboration, Pfizer also purchased 792,293 shares of the Company's Common Stock through a $5.0 million equity investment. The Company may also receive certain payments upon the achievement of specified milestones and royalties on any product sales that result from the collaboration.

  Diabetes

  In April 1997, the Company announced an agreement with Sankyo Co., Ltd ("Sankyo") to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. Gensia Sicor's diabetes research focuses on a class of novel compounds which targets and inhibits a rate limiting enzyme that acts in the metabolic pathway responsible for glucose production in the liver. Under the terms of the agreement, the Company will receive license fees, equity investment, research funding for three years and milestone payments from Sankyo, plus royalties on product sales. Sankyo will have exclusive, worldwide commercialization rights to all products discovered in the collaboration. Gensia Sicor, or its permitted assignee, would also have co-promotion rights in North America to any commercialized product, the final terms are subject to future negotiation. In connection with the agreement, Sankyo made a payment of $7.25 million in exchange for approximately 8% of the equity of Metabasis Therapeutics, Inc. Sankyo has the right to convert its Metabasis interest into a variable number of shares of Gensia Sicor Common Stock based on a formula defined in the agreement.

15.      Contingencies

  In September 1998, the Company reached a settlement with Great Lakes Chemical Corporation ("Great Lakes") regarding liabilities related to the purchase by Sicor of certain contaminated products from Great Lakes in 1994 - 1995. The settlement resulted in a dismissal of certain litigation between Sicor, Great Lakes and Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn"). Under the terms of the settlement, Sicor received a cash payment that is expected to cover substantially all of the related customer claims against it. At December 31, 1998, Sicor has a reserve of $1.8 million for estimated settlement costs still outstanding. The settlement also resulted in the dismissal with prejudice of Sicor's action against Great Lakes filed in the United States District Court in Arkansas and other related claims against the Company.

  In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleges breach of a supply agreement (the "Supply Agreement"). Protocol Systems alleges damages estimated at approximately $10.8 million, plus any amounts which it may owe to a third-party vendor. Gensia Sicor believes that the amount of the claim is significantly overstated for a variety of reasons and plans to vigorously defend itself against this claim. Based on a review of the current facts and circumstances, management has recorded a provision for its estimate of liability related to this lawsuit. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows.

  The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes they have meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, liabilities arising from such matters, if

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

16.      Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands, except per share data):

                                                                        First         Second           Third          Fourth
                                                                      --------        --------        --------        --------
1998 Quarters
  Total revenues ..............................................       $ 43,604        $ 47,992        $ 43,480        $ 43,419
  Total costs and expenses ....................................         47,315          47,894          42,300          55,156
  Income (loss) before income taxes ...........................         (3,711)             98           1,180         (11,737)
  Net loss applicable to common shares ........................         (4,929)         (2,461)         (3,314)        (13,854)
  Basic and diluted net loss per common
    share .....................................................           (.06)           (.03)           (.04)           (.17)

                                                                       First          Second           Third          Fourth
                                                                      --------        --------        --------        --------
1997 Quarters
  Total revenues ..............................................       $ 22,368        $ 41,248        $ 41,454        $ 44,611
  Total costs and expenses ....................................         60,504          47,932          49,809          65,247
  Loss before income taxes ....................................        (38,136)         (6,684)         (8,355)        (20,636)
  Net loss applicable to common shares ........................        (40,251)        (10,354)        (10,066)        (22,024)
  Basic and diluted net loss per common
    share .....................................................           (.66)           (.14)           (.13)           (.29)

(1) First quarter 1998 results included a $1.1 million of expenses related to the write-down of investment
(2) Fourth quarter 1998 results included a $3.7 million of expenses related to the additional write-down of investment and a charge for the Protocol Systems lawsuit.
(3) First quarter 1997 results included the results of Rakepoll Holding from February 28, 1997, the date of acquisition (see Note 1) and a $29.2 million of in-process research and development.
(4) Third and fourth quarter 1997 results included a restructuring charge of $3.2 million and $11.5 million, respectively.

17.  Subsequent Events

     In January 1999, Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories ("Abbott"), under which the two companies formed a strategic alliance for marketing and distribution of oncology products in the United States. This seven year collaboration initially involves seven of the Company's oncology products (including doxorubicin and leucovorin calcium) but will expand in the future to include certain of Gensia Sicor
Pharmaceuticals' oncology products currently under development.   Under the
agreement, Gensia Sicor Pharmaceuticals will develop and manufacture oncology products, and Abbott will promote and sell them to hospitals and clinics throughout the United States. Abbott has a well established market presence with hospitals and clinics, and had previously co-marketed oncology products with Pharmacia & Upjohn through November 1998.

                              GENSIA SICOR, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

  In March 1999, Gensia Sicor Pharmaceuticals granted Baxter Pharmaceutical Products Inc., a wholly owned subsidiary of Baxter Healthcare Corporation, exclusive rights to market and sell propofol injectable emulsion manufactured by Gensia Sicor Pharmaceuticals within the United States under an amendment to a previously announced manufacturing and distribution agreement. Under the terms of the amended agreement, Baxter will purchase 100% of its market requirement from Gensia Sicor Pharmaceuticals.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 16, 1999 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports. In 1998, all directors, executive officers and 10% stockholders timely filed all such reports.

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

      (3)  Exhibits
           See (c) below.

  (b) Reports on Form 8-K during the fourth quarter:

           None

  (c) Exhibits

           The following documents are exhibits to this Form 10-K:


  Exhibit
  Number    Description of Document
  ------    -----------------------
  2.1(12)   Stock Exchange Agreement, dated as of November 12, 1996, as amended on December 16, 1996 between Gensia, Inc. and Rakepoll Finance N.V.
  3(i)(16)  Restated Certificate of Incorporation of the Company, as amended by
            Certificate of Designation of Series A Convertible Preferred Stock.
  3(ii)(13) By-Laws of the Company.
  4.1(4)    Warrant Agreement dated November 26, 1991 between the Company and
            First Interstate Bank, Ltd. (Warrant Agent).
  4.2(7)    Form of Certificate for Gensia Sicor Common Stock with Rights Legend
            (4.1)*.
  4.3(11)   Warrant Agreement dated April 10, 1996 between the Company and
            Domain Partners III, L.P. (4.1)*.
  4.4(11)   Warrant Agreement dated July 22, 1996 between the Company and
            MMC/GATX Partnership No. 1 (4.2)*.
  4.5(13)   Shareholder's Agreement dated November 12, 1996, as amended on
            December 21, 1996 and on February 28, 1997, between Gensia, Inc. and
            Rakepoll Finance N.V. (4.1)*.
  4.6(16)   Amendment No. 3, dated May 19, 1997, to the Shareholder's Agreement, dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between the Company and Rakepoll Finance N.V.
            (4.1)*.
  4.7(16)   Securities Purchase Agreement, dated May 1, 1997, by and between the
            Company and HCCP (4.2)*.
  4.8(16)   Registration Rights Agreement, dated May 19, 1997, by and between the Company and HCCP (4.3)*.
  4.9(16)   Form of 2.675% Subordinated Convertible Notes due May 1, 2004,
            issued to certain affiliates of HCCP (4.4)*.

  4.10(16)    Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP (4.5)*.
  4.11(17)    Form of Unit Purchase Agreement between the Company and certain accredited investors, dated as of March 27, 1997 (4.2)*.
  4.12(20)    Form of Unit Purchase Agreement between the Company and certain accredited investors, dated December 1997 (4.6)*.
  4.13(21)+   Investor's Rights Agreement among the Company, Metabasis
              Therapeutics, Inc. and Sankyo Co., Ltd. dated December 18, 1997
              (4.13)*.
  4.14        Securities Purchase Agreement between the Company and Carlo Salvi dated December 1, 1998, including the 8% Subordinated Convertible
              Notes due January 10, 2001, and Registration Rights Agreement.
  10.1(1)#    Form of Indemnification Agreement entered into between Gensia and its directors (10.1)*.
  10.2(6)#    Amended and Restated 1990 Stock Plan of Gensia (the "Plan").
  10.3(1)#    Form of Incentive Stock Option Agreement under the Plan (10.3)*.
  10.4(1)#    Form of Nonstatutory Stock Option Agreement under the Plan
              (10.4)*.
  10.5(1) +   Development and Supply Agreement dated January 26, 1990 between the Company and Protocol Systems, Inc. (10.46)*.
  10.6(2)#    Form of Indemnification Agreement entered into between the Company and its officers and certain key employees (10.50)*.
  10.7(3)     Form of Limited Partner Warrant (10.53)*.
  10.8(3)     Form of Investment Executive Warrant (10.54)*.
  10.9(3)     Form of Warrant issued to MMC/GATX Partnership No. 1 (10.56)*.
  10.10(5)    Stockholder Rights Plan dated March 9, 1992.
  10.11(8)    Lease agreement between Gena Property Company and the Company dated as of December 21, 1993.
  10.12(9)    Severance Agreement dated October 1995 between Gensia, Inc. and
              David F. Hale (10.52)*.
  10.13(9)    Form of Severance Agreement for officers and certain other employees.
  10.14(10)+  Collaborative Research Agreement dated as of May 1, 1996 between the Company and Pfizer Inc.
  10.15(10)+  License and Royalty Agreement dated as of May 1, 1996 between the
              Company and Pfizer Inc.
  10.16(10)+  Stock Purchase Agreement dated as of May 1, 1996 between the
              Company and Pfizer Inc.
  10.17(14)   Amendment No. 1 to Stockholder Rights Agreement dated November 12,
              1996.
  10.18(15)   Factoring agreement, dated September 25, 1997, by and between the
              Company and Silicon Valley Financial Services (a division of
              Silicon Valley Bank) (10.1)*.
  10.19(17)+  Collaborative Research and Development Agreement between the
              Company and Sankyo Co., Ltd., dated as of April 18, 1997 (10.1)*.
  10.20(17)+  Supply Agreement between and among Sicor S.p.A., Alco Chemicals,
              Ltd. and Boehringer Ingelheim International GmbH, dated September
              23, 1996 (10.2)*.
  10.21(17)+  Distribution and Supply Agreement between and among the Sicor
              S.p.A. and Alco Chemicals, Ltd. and The Upjohn Company, dated as of January 1, 1994 (10.3)*.
  10.22(17)   Manufacturing Agreement between Sicor S.p.A. and Alco Chemicals,
              Ltd., dated July 16, 1992 (10.12)*.
  10.23(17)   Service Agreement between Sintesis Lerma and Grupo Fairmex S.A. de
              C.V., dated January 2, 1995 (10.13)*.
  10.24(17)   Letter Agreement between the Company and Donald E. Panoz, dated
              March 18, 1997 (10.14)*.
  10.25(18)   Gensia Sicor Inc. 1997 Long-Term Incentive Plan.
  10.26(19)+  Cyclosporine Amended and Restated Supply and License Agreement,
              dated as of March 31, 1997, between and among the Company, Alco
              Chemicals, Ltd., Vinchem, Inc. and Sangstat.

  10.27(16)   Agreement, dated as of April 15, 1997, by and between Sicor de
              Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*.
  10.28(16)+  Agreement, dated as of April 15, 1997, by and between Genchem
              Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*.
  10.29(16)   Agreement, dated as of January 1, 1997, by and between Sicor and
              Alco Chemicals, Ltd. (10.4)*.
  10.30(21)+  Amendment No. One to Cyclosporine Amended and Restated Supply and
              License Agreement dated as of December 22, 1997 between the
              Company and Sangstat Medical Corporation (the Transplant Company)
              (10.41)*.
  10.31(21)   Amendment to Severance Agreement, dated December 16, 1997, between the Company and David F. Hale (10.42)*.
  10.32(21)   Amendment dated as of December 23, 1997 to Development and Supply
              Agreement, dated as of January 26, 1990, by and between the
              Company and Protocol Systems, Inc. (10.43)*.
  10.33(21)   Asset and Liability Transfer Agreements by and among Gensia
              Automedics, Inc., the Company and Gensia Sicor Pharmaceuticals,
              Inc. dated December 23, 1997 (10.44).*
  10.34       Loan and Security Agreement, dated September 29, 1998, as amended on October 30, 1998 and November 4, 1998, by and between the
              Company and Coast Business Credit (a division of Southern Pacific
              Bank).
  10.35       Consulting Agreement, dated January 27, 1998, as amended on March
              6, 1998, between the Company and Frank C. Becker.
  21.1        Subsidiaries of Gensia Sicor.
  23.1        Consent of Ernst & Young LLP, Independent Auditors.
  24.1        Powers of attorney (see page 65).
  27.1        Financial Data Schedule.
--------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34565).
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-38877).
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43221).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (No. 0-18549).
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 1992 (No. 0-18549).
(6) Incorporated by reference to the Company's Registration Statement on Form S-8. (No. 33-95152).
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-94778).
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (0-18549).
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (0-18549).
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (0-18549).
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (0-18549).
(12) Incorporated by reference to Annex A to the Company's Proxy Statement dated January 15, 1997 (0-18549).
(13) Incorporated by reference to the Company's Report on Form 8-K dated February 28, 1997 (0-18549).
(14) Incorporated by reference to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 (0-18549).
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (0-18549).

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (0-18549).
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (0-18549).
(18) Incorporated by reference to Annex D of the Company's Definitive Proxy Statement dated January 15, 1997 (0-18549).
(19) Incorporated by reference to Exhibit 10.24 of SangStat Medical Corporation's (the Transplant Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-22890).
(20) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 332-44563).
(21) Incorporated by reference to the Company's Annual Report of Form 10-K, as amended by Amendment No. 1, filed on May 6, 1998 and Amendment No. 2, filed on May 20, 1998, for the fiscal year ended December 31, 1997 (0-18549).


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


                                     GENSIA SICOR INC.


Date:  March 29, 1999                By:  /s/ Carlo Salvi
                                          ------------------------------------
                                          Carlo Salvi, President and
                                          Chief Executive Officer



                                 POWER OF ATTORNEY


     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carlo Salvi and John W. Sayward, with each of them his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


  Signature                           Title                         Date
  ---------                           -----                         ----

/s/ Carlo Salvi                  President and                   March 29, 1999
----------------------------     Chief Executive Officer
    (Carlo Salvi)


/s/ John W. Sayward              Executive Vice President,       March 29, 1999
-------------------------------- Finance, Chief Financial
    (John W. Sayward)            Officer and Treasurer (Principal
                                 Financial Officer and Principal
                                 Accounting Officer)

/s/ Donald E. Panoz              Chairman of the Board           March 29, 1999
--------------------------------
    (Donald E. Panoz)

                                  SIGNATURES
                                  ----------


       Signature                     Title                  Date
       ---------                     -----                  ----

/s/ Frank C. Becker                 Director            March 29, 1999
---------------------------------
    (Frank C. Becker)

/s/ Michael D. Cannon               Director            March 29, 1999
---------------------------------
    (Michael D. Cannon)

/s/ Gianpaolo Colla                 Director            March 29, 1999
---------------------------------
    (Gianpaolo Colla)

/s/ Herbert J. Conrad               Director            March 29, 1999
---------------------------------
    (Herbert J. Conrad)

/s/ Carlos A. Ferrer                Director            March 29, 1999
---------------------------------
    (Carlos A. Ferrer)

/s/ David F. Hale                   Director            March 29, 1999
---------------------------------
    (David F. Hale)

/s/ Carlo Ruggeri                   Director            March 29, 1999
---------------------------------
    (Carlo Ruggeri)

                                 EXHIBIT INDEX


  Exhibit
  Number  Description of Document
  ------  -----------------------

   4.14 Securities Purchase Agreement between the Company and Carlo Salvi dated December 1, 1998, including the 8% Subordinated Convertible Notes due January 10, 2001, and Registration Rights Agreement.

   10.34 Loan and Security Agreement, dated September 29, 1998, as amended on October 30, 1998 and November 4, 1998, by and between the Company and Coast Business Credit (a division of Southern Pacific Bank).

   10.35 Consulting Agreement, dated January 27, 1998, as amended on March 6, 1998, between the Company and Frank C. Becker.

   21.1   Subsidiaries of Gensia Sicor.

   23.1   Consent of Ernst & Young LLP, Independent Auditors.

   24.1   Powers of Attorney (see page 65).

   27.1   Financial Data Schedule.