Form 10-Q
period 1999-03-31
GENSIA SICOR INC
filed 1999-05-14
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarter ended March 31, 1999.

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


            Delaware                                             33-0176647
     ----------------------                                 --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                                   19 Hughes
                           Irvine, California  92618
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

                            YES    X       NO  _____
                                 -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value                                 79,856,889
---------------------------                      -------------------------------
        Class                                     Outstanding at March 31, 1999

                               GENSIA SICOR INC.


                                     INDEX

PART I:   FINANCIAL INFORMATION

Item 1:   Financial Statements                                                                 PAGE
          --------------------
          Consolidated Balance Sheets at March 31, 1999 and
          December 31, 1998                                                                       3

          Consolidated Statements of Operations and Comprehensive Loss
          for the three months ended March 31, 1999 and 1998                                      4

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1999 and 1998                                                    5

          Notes to Consolidated Financial Statements                                              6

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

           Results of Operations - for the three months ended
           March 31, 1999 and 1998                                                                9

           Liquidity and Capital Resources                                                       10

           Impact of Year 2000                                                                   11

PART II    OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K                                                      13

SIGNATURES                                                                                       14

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                   March 31,        December 31,
                                                                                      1999              1998
                                                                                 -------------      ------------
                                                                                  (Unaudited)
                                          ASSETS
Current assets:
   Cash and cash equivalents                                                         $  25,166         $  24,461
   Accounts receivable, net                                                             52,718            51,407
   Inventories, net                                                                     50,582            52,746
   Other current assets                                                                 10,082            11,926
                                                                                     ---------         ---------
       Total current assets                                                            138,548           140,540

Property and equipment, net                                                            105,772           105,067
Other noncurrent assets                                                                 11,617            11,243
Intangibles, net                                                                        45,648            46,572
Goodwill, net                                                                           67,706            68,392
                                                                                     ---------         ---------
                                                                                     $ 369,291         $ 371,814
                                                                                     =========         =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $  43,788         $  46,552
   Accrued payroll and related expenses                                                  4,296             3,156
   Other accrued liabilities                                                            20,252            17,577
   Short-term borrowings                                                                42,896            49,625
   Current portion of long-term debt                                                     6,997             5,241
   Current portion of capital lease obligations                                          1,296             1,057
                                                                                     ----------        ---------
       Total current liabilities                                                       119,525           123,208

Other long-term liabilities                                                              9,465             5,826
Long-term debt, less current portion                                                    40,769            41,108
Long-term debt with related party                                                       10,000            10,000
Long-term capital lease obligations, less current portion                                2,197             1,210
Deferred taxes                                                                          20,645            21,453

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized,
       1,600 issued and outstanding, liquidation preference of
       $80,000                                                                              16                16
   Common stock, $.01 par value, 125,000 shares authorized,
       79,857 and 79,717 shares issued and outstanding
       at March 31, 1999 and December 31, 1998, respectively                               798               797
   Additional paid-in capital                                                          527,621           528,545
   Accumulated deficit                                                                (360,554)         (360,389)
   Accumulated other comprehensive income (loss)                                        (1,191)               40
                                                                                     ----------        ---------
    Total stockholders' equity                                                         166,690           169,009
                                                                                     ----------        ---------
                                                                                     $ 369,291         $ 371,814
                                                                                     ==========        =========


                            See accompanying notes.

                               GENSIA SICOR INC.


          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                             1999               1998
                                                                                          ----------          --------
Revenues:
 Product sales                                                                              $ 48,357          $ 41,271
 Contract research and license fees                                                            5,303             2,333
                                                                                            --------          --------
    Total revenues                                                                            53,660            43,604

Costs and expenses:
 Cost of sales                                                                                33,287            28,136
 Research and development                                                                      5,322             5,233
 Selling, general and administrative                                                           9,623             9,726
 Amortization expense                                                                          1,528             1,388
 Interest and other, net                                                                       2,595             1,702
 Write-down of investment                                                                         --             1,130
                                                                                            --------          --------
    Total costs and expenses                                                                  52,355            47,315
                                                                                            --------          --------

Net income (loss) before income taxes                                                          1,305            (3,711)
Provision for income taxes                                                                    (1,501)              (17)
                                                                                            --------          --------

Net loss before minority interest                                                               (196)           (3,728)
Minority interest                                                                                 31               287
                                                                                            --------          --------

Net loss before dividends                                                                       (165)           (3,441)
Dividends on preferred stock                                                                  (1,488)           (1,488)
                                                                                            --------          --------

Net loss applicable to common shares                                                          (1,653)           (4,929)
Other comprehensive loss:
 Foreign currency translation (net of minority interest of $112 in 1998)                      (1,231)             (496)
                                                                                            --------          --------
Comprehensive net loss                                                                      $ (2,884)         $ (5,425)
                                                                                            ========          ========

Basic and diluted net loss per common share                                                 $   (.02)         $   (.06)
                                                                                            ========          ========
Shares used in computing basic and diluted net loss
     per common share                                                                         79,813            79,194
                                                                                            ========          ========

                            See accompanying notes.

                               GENSIA SICOR INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                            Three months ended March 31,
                                                                           ------------------------------
                                                                              1999                1998
                                                                           ----------          ----------
Cash flows from operating activities:
   Net loss                                                                $    (165)          $ (3,441)
   Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
      Depreciation and amortization                                            4,875              4,345
      Minority interest                                                          (31)              (287)
      Net deferred income taxes                                                   (9)            (1,381)
      Inventory purchase price allocation adjustment                             104                164
      Write-down of investment                                                    --              1,130
   Change in operating assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                     (3,067)            (6,660)
      Inventories                                                               (306)            (1,248)
      Prepaid expenses and other assets                                          610               (112)
      Accounts payable and accrued expenses                                    7,532             (1,698)
                                                                           ---------           --------
Net cash provided by (used in) operating activities                            9,543             (9,188)

Cash flows from investing activities:
   Purchase of property and equipment                                         (8,166)            (3,980)
   Acquisitions of businesses, net of cash acquired                               --             (1,903)
   Proceeds from short-term investments                                           --              1,000
   Purchases of short-term investments                                            --             (2,000)
                                                                           ---------           --------
Net cash used in investing activities                                         (8,166)            (6,883)

Cash flows from financing activities:
   Payments of preferred stock dividends                                      (1,488)            (1,488)
   Issuance of common stock and warrants, net                                    511                500
   Change in short-term borrowings                                            (3,174)            (3,791)
   Issuance of long-term debt and capital lease obligations                    6,532              1,032
   Principal payments on long-term debt and capital lease obligations         (1,716)              (930)
                                                                           ---------           --------
Net cash provided by (used in)  financing activities                             665             (4,677)

Effect of exchange rate changes on cash                                       (1,337)              (312)
                                                                           ---------           --------
Increase (decrease) in cash and cash equivalents                                 705            (21,060)
Cash and cash equivalents at beginning of period                              24,461             41,624
                                                                           ---------           --------
Cash and cash equivalents at end of period                                 $  25,166           $ 20,564
                                                                           =========           ========

Supplemental schedule of noncash investing and financing activities:
 Common stock issued to settle accrued liabilities                         $      --           $  3,050

                            See accompanying notes.

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

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

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned, except for Metabasis Therapeutics, Inc ("Metabasis"), which is 92% owned. An affiliated company in which the Company does not have a controlling interest, or for which control is expected to be temporary, is accounted for using the equity method. The four wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. Minority interest at March 31, 1999 represents minority stockholders' proportionate share of the equity in Metabasis only which is included in other noncurrent assets. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, and accordingly, Diaspa became a wholly-owned subsidiary in the second quarter of 1998.

     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 1999 and 1998 have been made. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission.

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

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the classifications used in 1999.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of outstanding stock options and warrants have not been included in the computation of diluted net loss per share since the effects of such conversions and exercises would be anti-dilutive.

3.   COMPREHENSIVE NET INCOME (LOSS)

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

4.   INVENTORIES

     Inventories at March 31, 1999 and December 31, 1998 consisted of (in thousands):

                                               March 31,       December 31,
                                                  1999             1998
                                             ------------    ---------------
          Raw materials                       $  21,684       $   21,543
          Work-in-process                        10,135           11,154
          Finished goods                         22,022           22,247
                                              ---------       ----------
                                                 53,841           54,944
          Less reserves                          (3,259)          (2,198)
                                              ---------       ----------
                                              $  50,582       $   52,746
                                              =========       ==========

5.   CONTINGENCIES

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

                               GENSIA SICOR INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

6.   SUBSEQUENT EVENT

     In April 1999, the Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, filed a lawsuit in the Superior Court of California for Orange County against American Pharmaceutical Partners ("APP") for breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and declaratory relief. The suit alleges that APP has breached a distributorship agreement for certain Gensia Sicor Pharmaceuticals products by, among other things, acquiring and operating a business which competes with Gensia Sicor Pharmaceuticals with respect to some of the same products. The Company is seeking damages in excess of $10 million in addition to a declaration that the Company has no obligation or liability to APP.

                              GENSIA SICOR, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gensia Sicor has been unprofitable on an annual basis since its inception in 1986. For the period from its inception to March 31, 1999, the Company has incurred a cumulative net loss of $360.6 million.

     When used in this Form 10-Q, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including whether new products will be timely developed, approved, and successfully marketed, the impact of competitive products, product costs and pricing, changing market conditions and other risks described in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment only as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

     The Company reported a net loss of $1.7 million, or $.02 per common share (after dividends on preferred stock of $1.5 million), in the first quarter ended March 31, 1999 compared to a net loss of $4.9 million, or $.06 per common share (after dividends on preferred stock of $1.5 million), in the first quarter of 1998.

     Product sales in the first quarter of 1999 increased to $48.4 million from $41.3 million in the first quarter of 1998. The increase in product sales is primarily due to increased sales in the international operations mainly from new products. International operations had a combined sales increase of $5.9 million over levels in the first quarter of 1998. Domestic product sales at Gensia Sicor Pharmaceuticals also increased, mostly from the sale of inventory to Abbott Laboratories as a result of the Sales and Distribution agreement entered into with Abbott Laboratories in January 1999. One customer, the Mexican hospital program, accounted for approximately $6.0 million of sales, or 13% of the Company's sales in the quarter ended March 31, 1999. No other international customer accounted for more than 5% of the Company's sales in the three months ended March 31, 1999. Cost of sales for the first quarter of 1999 was $33.3 million which yielded a gross margin of 31%, compared to a cost of sales of $28.1 million for the first quarter of 1998 which yielded a gross margin of 32%.

     Contract research and license fees in the first quarter of 1999 increased to $5.3 million from $2.3 million in the first quarter of 1998. The increase is primarily due to a $3.5 million reimbursement from Baxter International for Gensia Sicor Pharmaceuticals' expenses incurred for propofol research and development. This increase was partially offset by a decrease in the license revenue from Pfizer Inc. ("Pfizer"). The Company's 92% owned subsidiary, Metabasis, continued to receive contract research revenues through its research collaboration with Pfizer in the areas of pain and inflammation research and with Sankyo Co. Ltd. in the area of diabetes. The research collaboration with Pfizer will end in May 1999. Metabasis is engaged in discussions with other pharmaceutical companies concerning collaborations under which these companies would fund additional Metabasis' research and development efforts; however, there is no assurance that any such collaborations will be completed.

     Research and development expenses in the first quarter of 1999 were $5.3 million compared to $5.2 million in the same period of 1998. The Company is continuing to pursue several options with respect to its Metabasis research operation as the Company's strategic direction does not include a significant commitment to basic research. Such options could cause Metabasis' future research and development expenses and contract research revenues to decrease from current levels.

     Selling, general and administrative expenses in the first quarter of 1999 were $9.6 million compared to $9.7

                              GENSIA SICOR, INC.

million in the same period of 1998.

     The Company recorded amortization expense of $1.5 million in the first quarter of 1999 compared to $1.4 million in the first quarter of 1998. The increase is due to the amortization of goodwill resulting from the acquisition of the remaining 50% of Diaspa in June 1998 and the acquisition of a research and development branch by the Company's subsidiary, Genchem Pharma, in March 1998.

     Interest and other expenses in the first quarter of 1999 increased to $2.6 million from $1.7 million in the first quarter of 1998 primarily due to higher net interest expense from increased debt, and other expenses as a result of Gensia Sicor Pharmaceuticals restructuring its sales force in connection with its alliance with Abbott Laboratories.

     The Company elected in January 1998 to write down the investment value of its 19% interest in Gensia Automedics, Inc. from $1.8 million to $0.7 million, due to, among other things, the lack of market acceptance of the GenESA System. Accordingly, the difference in investment balance of $1.1 million was reflected as a current period charge to write-down of investment in the first quarter of 1998. The Company subsequently wrote off the remaining balance of $0.7 million in the fourth quarter of 1998.

     Income tax expense in the first quarter of 1999 was $1.5 million compared
to income tax expense of $17,000 in the first quarter of 1998.   The increase in
income tax expense is primarily attributable to increased earnings in the foreign operations for the first quarter of 1999 compared to the first quarter of 1998.

     The Company recorded minority interest income of $31,000 in the first
quarter of 1999 compared to $287,000 in the first quarter of 1998.   The
decrease is due to Diaspa, which became a wholly-owned subsidiary in June 1998 as a result of Sicor purchasing the remaining 50% interest in Diaspa.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, Gensia Sicor had cash and cash equivalents of $25.2 million and working capital of $19.0 million compared to $24.5 million and $17.3 million, respectively, as of December 31, 1998. The increase in cash and working capital resulted from $9.5 million of cash provided by operations and $0.7 million of cash from financing activities, offset by investment in long-term assets of $8.2 million and $1.3 million of exchange rate changes.

     Significant changes in operating assets and liabilities during the first quarter of 1999 included a $7.5 million increase in accounts payable and accrued expenses, a $3.1 million increase in accounts receivable and a $0.6 million decrease in prepaid expenses and other assets. The increases in accounts payable and accrued expenses and accounts receivable reflect the Company's efforts to launch new products and complete transition with recent alliance partners.

     In the first quarter of 1999, the Company paid cash dividends on its preferred stock totaling $1.5 million. At March 31, 1999, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

     Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories in January 1999, under which the two companies formed a strategic alliance for marketing and distribution of oncology products in the United States. In connection with this agreement, the Company received $5.6 million in the first quarter of 1999. Additionally, approximately $5.0 million has been received in 1999 for the sale of inventory to Abbott Laboratories.

                              GENSIA SICOR, INC.

     Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter International under which a fee of approximately $3.5 million was received in March 1999 from Baxter to reimburse Gensia Sicor Pharmaceuticals for its expenses incurred for propofol research and development.

     The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash and cash equivalents on hand at March 31, 1999 of $25.2 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1999. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors are evaluating plans to raise required additional capital. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

     As discussed in Note 5, the Company was named as a defendant in a complaint filed by Protocol Systems. The complaint alleges breach of the Supply Agreement, and damages estimated at approximately $10.8 million, plus any amounts which Protocol Systems may owe to a third-party vendor. Gensia Sicor believes that the amount of the claim is significantly overstated for a variety of reasons and plans to vigorously defend itself against this claim. Based on a review of the current facts and circumstances, management has recorded a provision for its estimate of liability related to this lawsuit. The ultimate outcome with respect to the lawsuit could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Most of the Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1999, the Company's Italian subsidiary, Sicor, entered into twenty monthly U.S. $1 million put options, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. As of March 31, 1999, no contracts have been exercised.

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

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from its domestic material customers and vendors; however, this is an on-going process. The Company anticipates that this process will be completed by mid-1999 for its international operations. The Company's total sales to international customers in the three months ended March 31, 1999 were approximately $25.1 million, which represented approximately 52% of the Company's total sales in such period. The Mexican hospital program accounted for approximately $6.0 million of the Company's sales in the quarter ended March 31, 1999. If either the Company or any material customer or vendor

                              GENSIA SICOR, INC.

experiences a failure of any critical system, it could have a material adverse impact on the Company's business or require the Company to incur unanticipated expenses.

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

     There are many factors outside the Company's control that could cause the Year 2000 problem to seriously disrupt its operations. There are risks, however, for which the Company is preparing and, in so doing, seeking to reduce its exposure. The scope of the Company's efforts regarding each risk is limited to the Company's key products, key compounds, subsidiaries, critical suppliers, and major customers. The most critical of these risks are: a disruption in the supply of product with particular emphasis on failures of raw material suppliers, commercial partners, and external distribution channels; internal infrastructure failures such as utilities, communications, internal information technology services and integrated information technology systems;
government failures, especially as they impact import and export activity; interruption of the product regulatory filing process; and a major customer failure or interruption.

     The cost incurred through March 31, 1999, for the Year 2000 transition was approximately $1.0 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to accommodate future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the Year 2000 transition, will be approximately $1.0 million, and as such will not have a significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that, barring critical failures arising from factors beyond the Company's direct control, it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

                              GENSIA SICOR, INC.


                          PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit
        Number             Description of Document
        ------             -----------------------

        10.1+ Sales and Distribution Agreement dated as of January 28, 1999 between Gensia Sicor Pharmaceuticals and Abbott Laboratories, Inc.
        27.1   Financial Data Schedule.

        -------------

        + Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

   (b)  Reports on Form 8-K during the first quarter

           None.

                              GENSIA SICOR, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GENSIA SICOR INC.



Date: May 14, 1999               By: /s/ Carlo Salvi
                                     -------------------------------------
                                     Carlo Salvi, President
                                     and Chief Executive Officer


Date: May 14, 1999               By: /s/ John W. Sayward
                                     -------------------------------------
                                     John W. Sayward, Executive Vice
                                     President, Finance, Chief Financial
                                     Officer and Treasurer