Form 10-Q
period 1999-06-30
SICOR INC
filed 1999-08-13
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended June 30, 1999.


                                    or


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from _______ to _______.


Commission File No. 0-18549
                    -------



                                  SICOR Inc.
                      (formerly named Gensia Sicor Inc.)
                      ----------------------------------
                         (Exact name of registrant as
                           specified in its charter)




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

                                    YES    X       NO
                                         -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock $.01 par value                              88,558,427
---------------------------             ----------------------------------------
          Class                                 Outstanding at June 30, 1999

                                  SICOR Inc.

                                    INDEX

                                                                     Page
PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements
          --------------------

          Consolidated Balance Sheets at June 30, 1999 and
          December 31, 1998                                             3

          Consolidated Statements of Operations and Comprehensive Loss
          for the three and six months ended June 30, 1999 and 1998     4

          Consolidated Statements of Cash Flows for the six
          months ended June 30, 1999 and 1998                           5

          Notes to Consolidated Financial Statements                    6

Item 2:   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

          Results of Operations - for the three and six months ended
          June 30, 1999 and 1998                                       10

          Liquidity and Capital Resources                              12

          Impact of Year 2000                                          13

Item 2A:  Quantitative and Qualitative Disclosures about Market Risk   15

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings                                            20

Item 2:   Changes in Securities                                        20

Item 4:   Submission of Matters to a Vote of Security Holders          20

Item 6:   Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                             23

                                  SICOR Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except par value data)

                                                                                  June 30,          December 31,
                                                                                    1999                1998
                                                                             -----------------  ------------------
                                                                                (Unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                                                            $ 38,131              $ 24,461
 Accounts receivable, net                                                               53,864                51,407
 Inventories, net                                                                       50,318                52,746
 Other current assets                                                                   11,402                11,926
                                                                                      --------              --------
    Total current assets                                                               153,715               140,540

Property and equipment, net                                                            108,013               105,067
Other noncurrent assets                                                                 12,095                11,243
Intangibles, net                                                                        44,793                46,572
Goodwill, net                                                                           67,014                68,392
                                                                                      --------              --------
                                                                                      $385,630              $371,814
                                                                                      ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $ 38,540              $ 46,552
 Accrued payroll and related expenses                                                    4,513                 3,156
 Other accrued liabilities                                                              16,747                17,577
 Short-term borrowings                                                                  41,464                49,625
 Current portion of long-term debt                                                       7,565                 5,241
 Current portion of capital lease obligations                                            1,506                 1,057
                                                                                      --------              --------
    Total current liabilities                                                          110,335               123,208

Other long-term liabilities                                                              9,272                 5,826
Long-term debt, less current portion                                                    41,544                41,108
Long-term debt with related party                                                           --                10,000
Long-term capital lease obligations, less current portion                                2,716                 1,210
Deferred taxes                                                                          20,719                21,453

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $80,000                                                                                 16                    16
 Common stock, $.01 par value, 125,000 shares authorized,
    88,558 and 79,717 shares issued and outstanding
    at June 30, 1999 and December 31, 1998, respectively                                   885                   797
 Additional paid-in capital                                                            560,508               528,545
 Accumulated deficit                                                                  (358,549)             (360,389)
 Accumulated other comprehensive income (loss)                                          (1,816)                   40
                                                                                      --------              --------
    Total stockholders' equity                                                         201,044               169,009
                                                                                      --------              --------
                                                                                      $385,630              $371,814
                                                                                      ========              ========

                            See accompanying notes.

                                  SICOR Inc.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                               Three months ended     Six months ended
                                                                    June 30,              June 30,
                                                             --------------------  --------------------
                                                               1999       1998        1999       1998
                                                             ---------  ---------  ----------  ---------
Revenues:
 Product sales                                                $54,691    $44,515    $103,048    $85,786
 Contract research and license fees                                --      3,477       5,303      5,810
                                                              -------    -------    --------    -------
    Total revenues                                             54,691     47,992     108,351     91,596
Costs and expenses:
 Cost of sales                                                 33,499     30,187      66,786     58,323
 Research and development                                       3,605      5,256       8,927     10,489
 Selling, general and administrative                           10,644      9,714      20,267     19,440
 Amortization expense                                           1,524      1,498       3,052      2,886
 Interest and other, net                                        1,896      1,239       4,491      2,941
 Write-down of investment and divestiture
    of business charge                                          1,777         --       1,777      1,130
                                                              -------    -------    --------    -------
    Total costs and expenses                                   52,945     47,894     105,300     95,209
                                                              -------    -------    --------    -------

Net income (loss) before income taxes                           1,746         98       3,051     (3,613)
Income tax (expense) benefit                                      259     (1,527)     (1,242)    (1,544)
                                                              -------    -------    --------    -------
Net income (loss) before minority interest                      2,005     (1,429)      1,809     (5,157)
Minority interest                                                  --        472          31        759
                                                              -------    -------    --------    -------
Net income (loss) before dividends                              2,005       (957)      1,840     (4,398)
Dividends on preferred stock                                   (1,504)    (1,504)     (2,992)    (2,992)
                                                              -------    -------    --------    -------
Net income (loss) applicable to common shares                     501     (2,461)     (1,152)    (7,390)
Other comprehensive income (loss):
 Foreign currency translation, net                               (625)       385      (1,856)      (111)
                                                              -------    -------    --------    -------

Comprehensive net loss                                        $  (124)   $(2,076)   $ (3,008)   $(7,501)
                                                              =======    =======    ========    =======

Net income (loss) per share
 - Basic                                                         $.01      $(.03)      $(.01)     $(.09)
                                                              =======    =======    ========    =======
 - Diluted                                                       $.01      $(.03)      $(.01)     $(.09)
                                                              =======    =======    ========    =======

Shares used in calculating per share amounts
 - Basic                                                       84,092     79,440      81,965     79,318
                                                              =======    =======    ========    =======
 - Diluted                                                     84,223     79,440      81,965     79,318
                                                              =======    =======    ========    =======

                            See accompanying notes.

                                  SICOR Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                          Six months ended June 30,
                                                                  ----------------------------------------
                                                                         1999                 1998
                                                                  -------------------  -------------------
Cash flows from operating activities:
 Net income (loss)                                                          $  1,840             $ (4,398)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                               9,542                9,079
   Minority interest                                                             (31)                (759)
   Net deferred income taxes                                                     (21)              (1,075)
   Inventory purchase price allocation adjustment                                324                  246
   Write-down of investment and divestiture of business charge                 1,777                1,130
 Change in operating assets and liabilities, net of effects
   from acquisitions and divestiture:
    Accounts receivable                                                       (5,064)              (5,379)
    Inventories                                                               (1,138)              (1,094)
    Prepaid expenses and other assets                                           (304)                 (18)
    Accounts payable and accrued expenses                                      2,297               (2,292)
                                                                            --------             --------
Net cash provided by (used in) operating activities                            9,222               (4,560)

Cash flows from investing activities:
 Purchase of property and equipment                                          (15,804)              (8,240)
 Divestiture of Metabasis Therapeutics, Inc.                                  (4,911)                  --
 Acquisitions of businesses, net of cash acquired                                 --               (6,244)
 Investment in other business                                                     --                 (405)
 Proceeds from short-term investments                                             --                2,000
 Purchases of short-term investments                                              --               (2,000)
                                                                            --------             --------
Net cash used in investing activities                                        (20,715)             (14,889)

Cash flows from financing activities:

 Payments of preferred stock dividends                                        (2,992)              (2,992)
 Issuance of common stock and warrants, net                                   35,268                1,127
 Funding from minority shareholder                                                --                  972
 Change in short-term borrowings                                              (3,011)               6,954
 Issuance of long-term debt and capital lease obligations, net                11,563                1,137
 Principal payments on long-term debt from related party                     (10,000)                  --
 Principal payments on long-term debt and capital lease
  obligations                                                                 (3,583)              (1,826)
                                                                            --------             --------
Net cash provided by financing activities                                     27,245                5,372
                                                                            --------             --------
Effect of exchange rate changes on cash                                       (2,082)                (123)
                                                                            --------             --------
Increase (decrease) in cash and cash equivalents                              13,670              (14,200)
Cash and cash equivalents at beginning of period                              24,461               41,624
                                                                            --------             --------
Cash and cash equivalents at end of period                                  $ 38,131             $ 27,424
                                                                            ========             ========

Supplemental schedule of noncash investing and financing
 activities:                                                                $     --             $  3,050
 Common stock issued to settle accrued liabilities



                            See accompanying notes.

                                  SICOR Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 June 30, 1999

1.   Organization and Principles of Consolidation

     Organization

     SICOR Inc. (formerly Gensia Sicor Inc.) ("SICOR" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. SICOR is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The Company is headquartered in Irvine, California. On February 28, 1997, SICOR completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor") of Milan, Italy, and two companies located in
Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor's business. In June 1998, Sicor purchased the remaining 50% of Diaspa. During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, is accounted for using the equity method. The four wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, and accordingly, Diaspa became a wholly-owned subsidiary in the second quarter of 1998. Subsequent to the divestiture of a 46% interest in Metabasis, the Company retained a 46% equity interest in Metabasis. Accordingly, starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method.

     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and six-month periods ended June 30, 1999 and 1998 have been made. The results of operations for the three and six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.   Earnings Per Share

     Earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement No. 128"). Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share. Basic EPS includes no dilution and is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options and warrants.

Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

                                                                Three Months Ended             Six Months Ended
                                                                      June 30,                      June 30,
                                                              ------------------------      ------------------------
                                                                 1999         1998             1999         1998
                                                              -----------  -----------      -----------  -----------
Weighted average common shares outstanding                         84,092       79,440           81,965       79,318
Effect of the assumed conversion of preferred shares                   --           --               --           --
Effect of the assumed conversion of convertible debentures             --           --               --           --
                                                                   ------       ------           ------       ------
Shares used in calculating per share amount - Basic                84,092       79,440           81,965       79,318
Net effect of dilutive common share equivalents using the
 treasury stock method                                                131           --               --           --
                                                                   ------       ------           ------       ------
Shares used in calculating per share amount - Diluted              84,223       79,440           81,965       79,318
                                                                   ======       ======           ======       ======

3.   Comprehensive Net Income (Loss)

     As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). The new standard established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

4.   Inventories

     Inventories at June 30, 1999 and December 31, 1998 consisted of (in thousands):

                                         June 30,          December 31,
                                           1999                1998
                                    ------------------  ------------------
  Raw materials                               $22,520             $21,543
  Work-in-process                              11,180              11,154
  Finished goods                               19,749              22,247
                                              -------             -------
                                               53,449              54,944
  Less reserves                                (3,131)             (2,198)
                                              -------             -------
                                              $50,318             $52,746
                                              =======             =======

5.   Unit Offering

     As a part of a unit offering (the "Unit Offering"), the Company sold an aggregate of 8,675,000 units (the "Units") for $4.00 per Unit at closings which occurred on May 20, 1999 and June 10, 1999. Each Unit consists of one share of Common Stock of SICOR and a Warrant to purchase one-tenth of a share of Common Stock of SICOR at an exercise price of $5.75 per share. The aggregate gross proceeds of the Unit Offering were $34,700,000. After deducting expenses, the Company received approximately $34,657,500. The Units were sold directly by SICOR to private investors and there were no commissions or fees paid to third parties in connection with the Unit Offering. The proceeds of the Unit Offering were and are being used to retire short-term and long-term debt and for general corporate purposes.

     Each Warrant is to be issued if the holder sells no Common Stock or other securities of the Company for a period commencing from the date of the purchase of Units and ending on December 31, 2000.

     In connection with the Unit Offering, the Company repaid a $10 million loan made by Carlo Salvi, the Company's Chief Executive Officer, director and principal stockholder, in December 1998, canceling $10 million in convertible notes which were due in 2001. Mr. Salvi purchased 2.5 million Units ($10 million) in the Unit Offering.

6.   Contingencies

     In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleges breach of a
supply agreement (the "Supply Agreement").   In August 1999, the Company reached
a settlement with Protocol Systems concerning the alleged breach of the Supply Agreement. The resolution of the matter did not result in adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998.

     In February 1999, a lawsuit was filed by Zeneca, Inc. ("Zeneca") in the U.S. District Court in Baltimore, Maryland against the Food and Drug Administration ("FDA") with regards to Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol. In the suit, Zeneca alleges that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it represents Zeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied Zeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. However, in the event that Zeneca is ultimately successful on appeal in its litigation against the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

7.   Subsequent Event

     In July 1999, the Company announced that it had begun implementing new quality assurance initiatives in response to a Warning Letter received from the FDA relating to a routine inspection conducted in June 1999. The initiatives respond to the FDA observations in the areas of cleaning validation of certain compounding tanks and information system data storage. The Company has responded to the FDA and anticipates these issues will be resolved quickly. Manufacturing operations have not been impacted by the FDA's concerns. In the event these issues are not resolved in a timely fashion with the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows due to delays in receiving marketing clearance of existing and future ANDA's.

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


Results of Operations

     SICOR has been unprofitable on an annual basis since its inception in 1986. For the period from its inception to June 30, 1999, the Company has incurred a cumulative net loss of $358.5 million.

     The Company reported a net income of $0.5 million, or $.01 per common share (after dividends on preferred stock of $1.5 million), in the second quarter ended June 30, 1999 compared to a net loss of $2.5 million, or $.03 per common share (after dividends on preferred stock of $1.5 million), in the second quarter of 1998. The Company reported a net loss of $1.2 million, or $.01 per common share (after dividends on preferred stock of $3.0 million), for the six months ended June 30, 1999 compared to a net loss of $7.4 million, or $.09 per common share (after dividends on preferred stock of $3.0 million), for the six months ended June 30, 1998. The results for the three and six-month periods ended June 30, 1999 include a $1.8 million charge related to the divestiture of a 46% interest in Metabasis Therapeutics, Inc. As a result of the divestiture, the operating results of Metabasis are included in the Company's consolidated results through the quarter ended March 31, 1999. In the second quarter of 1999, Metabasis has been accounted for under the equity method.

     Product sales in the second quarter of 1999 increased to $54.7 million from $44.5 million in the second quarter of 1998. Product sales in the first six months of 1999 increased to $103.0 million from $85.8 million in the same period of 1998. The increase in product sales for the three months ended June 30, 1999 is primarily due to increased sales by Gensia Sicor Pharmaceuticals mainly from the sale of its new product, propofol. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the Company has a 180 day exclusive period in which to sell propofol without other generic competition. The 180 day exclusivity period was initiated in the second quarter of 1999 with the successful commercial launch of propofol. The Company's propofol product is being sold in the U.S. through Baxter Pharmaceuticals Product, Inc. ("Baxter"), which is the Company's marketing partner for a variety of products in the U.S. The increase in product sales for the six months ended June 30, 1999 is primarily due to increased sales at Gensia Sicor Pharmaceuticals from the launch of propofol and from the sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") as a result of the Sales and Distribution Agreement entered into with Abbott in January 1999. Product sales also increased in the international operations for the six months ended June 30, 1999 mainly as the result of sales of new products. One customer, the Mexican government public hospital program, accounted for approximately $4.5 million and $10.6 million of sales, or 8.3% and 10.3% of the Company's sales in the three and six months ended June 30, 1999, respectively.

     Cost of sales for the second quarter of 1999 was $33.5 million which yielded a gross margin of 39%, compared to a cost of sales of $30.2 million for the second quarter of 1998 which yielded a gross margin of 32%. Cost of sales for the first six months of 1999 was $66.8 million which yielded a gross margin of 35%, compared to a cost of sales of $58.3 million in the same period of 1998 which yielded a gross margin of 32%. The gross margin for the three and six months of 1999 increased compared to the same periods of 1998 primarily due to a more profitable product mix. This mix was positively impacted by the U.S. launch of three new products during the quarter, propofol, haloperidol and alprostadil.

     There were no contract research and license fees in the second quarter of 1999 compared to $3.5 million for the same period of 1998. Contract research and license fees for the first six months of 1999 were $5.3 million compared to $5.8 million for the same period of 1998. The decreases are primarily due to the divestiture of Metabasis during the second quarter of 1999 and an up-front non-refundable license fee commitment received in June 1998 from a U.S. pharmaceutical company for the development of a bulk drug substance. This decrease was partially offset by a $3.5 million reimbursement received in March 1999 from Baxter for Gensia Sicor Pharmaceuticals' expenses incurred for propofol research and development.

     Research and development expenses in the second quarter of 1999 decreased to $3.6 million from $5.3 million in the second quarter of 1998. Research and development expenses for the first six months of 1999 decreased to $8.9 million from $10.5 million for the same period of 1998. The decreases are primarily due to the exclusion of Metabasis' expenses as a result of the divestiture of a 46% interest in Metabasis in the second quarter of 1999.

     Selling, general and administrative expenses in the second quarter of 1999 increased to $10.6 million from $9.7 million in the second quarter of 1998. Selling, general and administrative expenses for the first six months of 1999 increased to $20.3 million from $19.4 million in the same period of 1998. The increases are mainly due to higher legal expenses related to the propofol litigation and general patent fees offset by the exclusion of Metabasis' expenses.

     The Company had amortization expense of $1.5 million in the second quarter of 1999 and 1998. Amortization expense for the first six months of 1999 was $3.1 million compared to $2.9 million in the same period of 1998. The increase is due to the amortization of goodwill resulting from the acquisition of the remaining 50% of Diaspa in June 1998 and the acquisition of a research and development branch by the Company's subsidiary, Genchem Pharma, in March 1998.

     Interest and other expenses in the second quarter of 1999 increased to $1.9 million from $1.2 million in the second quarter of 1998 mainly due to an insurance claim paid in the second quarter of 1998 and higher foreign exchange losses in the second quarter of 1999. Interest and other expenses for the first six months of 1999 increased to $4.5 million from $2.9 million in the same period of 1998 mainly due to higher net interest expense from increased debt and other expenses as a result of Gensia Sicor Pharmaceuticals restructuring its sales force in connection with its alliance with Abbott Laboratories and to an insurance claim paid in the second quarter of 1998.

     During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc., a proprietary research and development subsidiary to Metabasis management. Following this transaction, the Company retained a 46% equity interest in Metabasis. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write-off $1.8 million related to its remaining investment in Metabasis.

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

     The Company recorded an income tax benefit of $0.3 million in the second quarter of 1999 compared to income tax expense of $1.5 million for the same
period of 1998.   Income tax expense for the first six months of 1999 decreased
to $1.2 million from $1.5 million for the same period of 1998.   The decreases
are primarily due to reduced earnings in the Company's Italian subsidiaries compared to the same period of 1998.

     The Company had no minority interest accounting for the quarter ended June 30, 1999 due to the divestiture of Metabasis. For the six months ended June 30, 1999, the Company recorded minority interest income of $31,000, which represents minority stockholders' proportionate share of the loss in Metabasis. The results of operations of Metabasis were consolidated up through the quarter ended March 31, 1999. Minority interest income for the three and six months ended 1998 were $0.5 million and $0.8 million, respectively which represented minority stockholders' proportionate share of the loss in the Company's consolidated subsidiaries, Diaspa and Metabasis. In June 1998, Sicor purchased the remaining 50% interest in Diaspa.

Liquidity and Capital Resources

     As of June 30, 1999, the Company had cash and cash equivalents of $38.1 million and working capital of $43.4 million compared to $24.5 million and $17.3 million, respectively, as of December 31, 1998. The increase in cash and working capital resulted from $9.2 million of cash provided by operations and $27.2 million of cash from financing activities, offset by investment activities of $20.7 million and $2.1 million of exchange rate changes.

     Significant changes in operating assets and liabilities during the first six months of 1999 included a $5.1 million increase in accounts receivable, a $1.1 million increase in inventories and a $2.3 million increase in accounts payable and accrued expenses. The increases reflect the Company's efforts to launch new products and complete the marketing transition with its alliance partners, Abbott and Baxter.

     During the second quarter of 1999, the Company raised approximately $35 million through a private placement of SICOR units for $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one-tenth of one share of the Company's Common Stock for $5.75 per share. In connection with this transaction, the Company repaid the loan of $10 million made in the fourth quarter of 1998 by the Company's Chief Executive Officer, director and principal stockholder.

     Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter under which a fee of approximately $3.5 million was received in March 1999 from Baxter to reimburse Gensia Sicor Pharmaceuticals for its expenses incurred for propofol research and development. The Company, through Baxter, launched its generic propofol product in April 1999. The revenues and cash flow resulting from this product are significant to the Company's U.S. operations and contributed to the Company's overall profitability for the quarter.

     Gensia Sicor Pharmaceuticals entered into the Sales and Distribution Agreement with Abbott in January 1999, under which the two companies formed a strategic alliance for marketing and distribution of oncology products in the United States. Under this agreement, the Company received $5.6 million in the first quarter of 1999 representing an initial commitment fee by Abbott to help finance the Company's future development of generic oncology drugs. Given the nature of this commitment, the Company has elected to recognize these commitment fees over the life of the agreement, through the year 2005.

     The Company anticipates that its efforts to reduce overall costs and expenses and working capital requirements, combined with its current cash and cash equivalents on hand at June 30, 1999 of $38.1 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 1999. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

     As discussed in Note 6, the Company was named as a defendant in a complaint filed by Protocol Systems. In August 1999, the Company reached a settlement with Protocol Systems. The resolution of the matter did not result in adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998.

     As also discussed in Note 6, Gensia Sicor Pharmaceuticals intervened in Zeneca's lawsuit against the FDA for improper approval of Gensia Sicor Pharmaceuticals' generic propofol. The Company believes this lawsuit is without merit, and that it represents legal maneuvering by a big pharmaceutical company in an attempt to prevent generic competition for propofol. The FDA reviewed Zeneca's earlier petition for stay of action (before Gensia Sicor Pharmaceuticals' propofol was approved by the FDA for marketing), and delivered a comprehensive response to Zeneca disputing each point raised in its petition. The court denied Zeneca's request for a preliminary injunction and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. However, in the event that Zeneca is ultimately successful on appeal in its litigation against the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Most of the Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1999, the Company's Italian subsidiary, Sicor, entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. As of June 30, 1999, no contracts have been exercised.

     In July 1999, the Company announced that it had begun implementing new quality assurance initiatives in response to a Warning Letter received from the FDA relating to a routine inspection conducted in June 1999. The initiatives respond to the FDA observations in the areas of cleaning validation of certain compounding tanks and information system data storage. The Company has responded to the FDA and anticipates these issues will be resolved quickly. Manufacturing operations have not been impacted by the FDA's concerns. In the event these issues are not resolved in a timely fashion with the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows due to delays in receiving marketing clearance of existing and future ANDA's.

     In the first six months of 1999, the Company paid cash dividends on its preferred stock totaling $3.0 million. At June 30, 1999, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Impact of Year 2000

     The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All domestic business systems have been upgraded and are believed to be compliant. Work is continuing with certain research and development and manufacturing systems, which is expected to be completed by October 1999.

     Work continues on the Company's international facilities systems. Upgrades and conversions have been completed on the Italian business systems, and are believed to be compliant. Some work remains to be completed in Italy on various technical, non-business systems. A third-party contractor has been engaged to upgrade and verify Year 2000 compliance with Italy's technical systems which is to be completed by October 1999.

     In Mexico, a complete new business manufacturing system implementation is underway, and is scheduled to be completed and operational by October 1999. This project is ahead of schedule, and could become operational before the October date.

     In general, the Company management is satisfied with its efforts to be Year 2000 prepared; however, in the unlikely event the international projects are not completed before the Year 2000, this could have a material adverse effect on the Company's business.

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from its domestic material customers and vendors as well as many of its international customers and vendors; however, this is an on-going process. The Company anticipates that this process will be completed by September 1999 for its international operations. The Company's total sales to international customers in the six months ended June 30, 1999 were approximately $50.4 million, which represented approximately 49% of the Company's total sales in such period. The Mexican government public hospital program accounted for approximately $10.6 million of the Company's sales in the six months ended June 30, 1999. If either the Company or any material customer or vendor experiences a failure of any critical system, it could have a material adverse impact on the Company's business or require the Company to incur unanticipated expenses.

     The Company has received numerous assurances from critical customers and material vendors, and this process is still being completed with the international businesses. The Company is considering alternatives, including replacement of vendors and or the building of safety stocks, and other contingency plans based on the information collected to date. The business interruption of any of the Company's significant customers, resulting from their Year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations.

     The Company is close to completing a formal worldwide contingency plan for non-compliance and is planning to review this with the Board of Directors in September 1999. Action plans are being implemented currently based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a formal contingency plan in place by September 1999 which will include documentation of backup procedures, identification of alternate suppliers and some increases in inventory levels. The Company has not identified its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis in September 1999 and reviewing these with its Board of Directors in the same month.

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

     The cost incurred through June 30, 1999, for the Year 2000 transition was approximately $1.2 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to accommodate future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the Year 2000 transition, will be approximately $0.8 million, and as such, will not have a significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that, barring critical failures arising from factors beyond the Company's direct control, it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk with respect to its debt outstanding and foreign currency transactions. Most of the Company's long-term borrowings are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, the Company will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying monthly U.S.
Dollar put/Lira call options to strike at a rate equal to or above the budgeted exchange rates.

RISK FACTORS THAT MAY AFFECT RESULTS

     This report includes forward-looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.

Future Capital Needs; Uncertainty of Additional Funding

     The Company anticipates that its current capital resources, commitments from third parties, and efforts to reduce overall costs and expenses and working capital requirements will enable it to maintain its current and planned operations through at least 1999. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company may have to reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at June 30, 1999, approximately $112 million of the Company's $386 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Uncertainty of Outcome of Legal Proceedings

     The Company is a defendant in various actions, claims, and legal proceedings arising from its business operations. The ultimate outcome of these matters is uncertain and could have a material adverse effect on the Company's financial position, results of operations or cash flows. See Note 6 Contingencies.

Limited History of Profitability; Potential Quarterly Fluctuations in Future Operating Results

     The Company has been unprofitable on an annual basis since its inception in 1986. As of June 30, 1999, the Company had an accumulated deficit of approximately $358.5 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and possible defense and resolution of patent matters.

Competition

     SICOR is engaged in a rapidly evolving field. Competition from large pharmaceutical companies, biotechnology companies, and other companies is intense. Many of these companies have substantially greater resources and experience in developing, manufacturing and marketing pharmaceutical products than SICOR. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective or that would render the technology and products of SICOR obsolete or noncompetitive.

     SICOR competes in the highly competitive multisource (generic) injectable drug industry with numerous other pharmaceutical manufacturers, many of which are established companies with greater financial and other resources than SICOR. The Company may not be able to continue to compete effectively in this market. Because selling prices of multisource injectable drug products typically decline as competition intensifies, the profitability of SICOR will depend in part on its ability to develop and introduce new products to the market in a timely manner, to obtain raw materials at competitive prices and to improve the efficiency of its production capability.

     A significant portion of SICOR's business is dependent on winning bids from the Mexican government public hospital program. The bidding for this program is highly competitive with numerous other pharmaceutical manufacturers participating, many of which are established companies with greater financial and other resources than SICOR. The Company may not be able to continue to compete effectively with respect to this program.

     The development and commercialization process is time consuming and costly. Delays in any part of the process or the inability of SICOR to obtain regulatory approval for its products could materially and adversely affect the Company.

Dependence on Key Personnel

     The success of SICOR depends in large part upon its ability to attract and retain qualified scientific, manufacturing, marketing and management personnel. SICOR faces competition for such personnel from other companies, academic institutions, government entities and other organizations. In addition, the success of SICOR will be dependent upon key personnel, the loss of which may have a material adverse effect on the Company's business.

Uncertainty of Ability to Operate without Infringing on Patents and Proprietary Technology of Others

     The success of SICOR will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents of others may have an adverse effect on the ability of SICOR to commercialize its products. Litigation, which could result in substantial cost to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties, SICOR may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If SICOR does not obtain such licenses, product introductions could be delayed or foreclosed. SICOR may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

Potential Inability to Obtain Raw Materials or Manufacture Products

     SICOR depends on third party manufacturers for bulk raw materials for certain of its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, Gensia Sicor Pharmaceuticals utilizes sole sources of supply for certain raw materials used in the manufacture of its products and certain packaging components. Any disruption in one or more of these supply sources could have a material adverse effect on SICOR.

Uncertainty of Pharmaceutical Pricing, Reimbursement and Related Matters

     The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and SICOR expects that there will continue to be, a number of federal and state proposals to implement government controls. While SICOR cannot predict whether any such legislative or regulatory proposals or reforms will be adopted or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on SICOR`s ability to raise capital and the adoption of such proposals or reforms could have a material adverse effect on SICOR`s businesses, financial condition and profitability. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. The products of SICOR may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow SICOR to sell its products on a competitive basis.

Product Liability Exposure; Inadequacy or Unavailability of Product Liability Insurance

     SICOR, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of its technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials.
While SICOR has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure.

     In addition, as a manufacturer of bulk drug substances, SICOR supplies other pharmaceutical companies with active ingredients, which are contained in finished products. The ability of SICOR to avoid significant product liability exposures depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. SICOR may not be able to negotiate satisfactory terms and conditions with its customers. SICOR maintains insurance for product liability claims, which the Company believes is in line with the insurance coverage carried by other companies in its industry; however, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of SICOR.

Uncertainty Regarding Mexican Economic Factors, Government Policies and
Inflation

     The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. A large portion of the finished multisource drug products manufactured by Lemery is sold to the government public hospital program in Mexico. Sales to the government public hospital program in Mexico may not continue in the future. In addition, although the Mexican government has paid Lemery on a timely basis, this payment pattern may not continue in the future. Actions by the Mexican government, future developments in the Mexican economy and Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

Risks Related to International Operations

     For the three and six months ended June 30, 1999, percentage of total product sales to customers outside of Canada, Western Europe, Japan and the United States was approximately 58% and 62%, respectively. Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater risks involved in doing business abroad such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. SICOR may experience material adverse developments with respect to its operations outside of Canada, Western Europe, Japan and the United States and such developments, if they were to occur, may have a material adverse effect on the results of operations and financial condition of SICOR.

Environmental Matters

     SICOR is subject to numerous environmental regulations in the jurisdictions in which it operates, including regulations relating to the handling, transport and disposal of hazardous materials and the protection of the environment. In certain of these jurisdictions, protection of the environment is becoming an area of increased governmental scrutiny and surveillance. While SICOR has implemented practices to comply with applicable regulations, the cost of doing so in the future may become prohibitive and may have a significant adverse impact on the Company's operations. SICOR may not be able to comply with all applicable laws and regulations and such laws and regulations may have a material adverse impact on the Company's operations.

Currency Fluctuations

     SICOR has significant operations in several countries, including the United States, Italy, Mexico and Switzerland. In addition, purchases and sales are made in a large number of other countries. As a result, its business is subject to the risk and uncertainties of foreign currency fluctuations. While SICOR has policies and strategies to minimize this risk, there can be no assurance that such policies and strategies will be effective in preventing significant negative financial adjustments in the future.

Control by Principal Stockholder

     Carlo Salvi, the Company's Chief Executive Officer and a director beneficially owns approximately 38% of the Company's Common Stock. In addition, pursuant to the Shareholder's Agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance, an entity controlled by Mr. Salvi, is entitled to designate three of SICOR's nine directors, who in turn are entitled to designate (jointly with two executive officer directors of SICOR) five additional directors. In addition, the consent of the Rakepoll Finance designated directors is required for SICOR to take certain actions, such as a merger or sale of all or substantially all of the business or assets of SICOR and certain issuances of securities. As a result of its ownership of SICOR Common Stock, Mr. Salvi may be able to control substantially all matters requiring approval by the stockholders of SICOR, including the election of directors and the approval of mergers or other business combination transactions.

Possible Volatility of Stock Price; Dividend Policy

     The market price of the shares of SICOR Common Stock, like that of the common stock of many other life sciences companies, has been and is likely to continue to be highly volatile, and the market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of SICOR Common Stock could be subject to significant fluctuations in response to variations in SICOR's anticipated or actual operating results, sales of substantial amounts of SICOR Common Stock, other issuances of substantial amounts of SICOR Common Stock pursuant to pre-existing obligations, announcements concerning SICOR or its competitors, including the results of testing, technological innovations or new commercial products or services, developments in patent or other proprietary rights of SICOR or its competitors, including litigation, conditions in the life sciences or pharmaceuticals industries, governmental regulation, health care legislation, public concern as to the safety of SICOR's products, changes in estimates of SICOR's performance by securities analysts, market conditions for life sciences stocks in general, and other events or factors.

     SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value (''Convertible Preferred Stock''), cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. Through June 30, 1999, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Effect of Certain Anti-Takeover Provisions

     SICOR's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by its stockholders to change management more difficult. The approval of 66-2/3% of SICOR's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in SICOR's Certificate of Incorporation. Further, pursuant to the terms of its stockholder rights plan, SICOR has distributed a dividend of one right for each outstanding share of SICOR Common Stock. These rights will cause a substantial dilution to a person or group that attempts to acquire SICOR on terms not approved by the SICOR Board of Directors and may have the effect of deterring hostile takeover attempts.


Impact of Year 2000 Issue


     The Year 2000 issue could have a material adverse impact on the operations of the Company. Additionally, the systems of other companies on which SICOR's systems rely may not be timely converted, which may have an adverse effect on the Company's systems. For example, to the extent that customers would be unable to order products or pay invoices or suppliers would be unable to manufacture or deliver product, the Company's operations would be adversely affected.

                                    PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

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

     On August 6, 1999, the Company reached a settlement with Protocol Systems concerning alleged breach of a supply agreement. The resolution of the matter did not result in adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998. See Note 6.

ITEM 2:  Changes in Securities

     As a part of a unit offering (the "Unit Offering"), the Company sold an aggregate of 8,675,000 units (the "Units") for $4.00 per Unit at closings which occurred on May 20, 1999 and June 10, 1999. Each Unit consists of one share of Common Stock of SICOR and a Warrant to purchase one-tenth of a share of Common Stock of SICOR at an exercise price of $5.75 per share. The aggregate gross proceeds of the Unit Offering were $34,700,000. After deducting expenses, the Company received approximately $34,657,500. The Units were sold directly by SICOR to private investors and there were no commissions or fees paid to third parties in connection with the Unit Offering. The proceeds of the Unit Offering were and are being used to retire short-term and long-term debt and for general corporate purposes.

     Each Warrant is to be issued if the holder sells no Common Stock or other securities of the Company for a period commencing from the date of the purchase of Units and ending on December 31, 2000.

     In connection with the Unit Offering, the Company repaid a $10 million loan made by Carlo Salvi in December 1998, canceling $10 million in convertible notes which were due in 2001. Mr. Salvi purchased 2.5 million Units ($10 million) in the Unit Offering.

     The Units were offered and sold to "accredited investors", and to a "non-U.S. Person" as those terms are defined in Rule 501 of Regulation D, and Rule 902 of Regulation S, respectively, under the Securities Act of 1933, as amended (the "Securities Act"). The issuance of the Units was made in reliance upon the safe harbors provided by Rule 506 and Rule 902 under the Securities Act.

ITEM 4:  Submission of Matters to a Vote of Security Holders

     On June 16, 1999, the Company held its Annual Meeting of Stockholders. The following actions were taken at the meeting:

     1.  The following three class III directors were elected:

    a. Donald E. Panoz. 71,457,390 shares were voted in favor of the nominee, 83,343 shares withheld their vote and 8,319,927 shares were not voted or were broker non-votes.

    b. Michael D. Cannon. 71,460,643 shares were voted in favor of the nominee, 80,090 shares withheld their vote and 8,319,927 shares were not voted or were broker non-votes.

    c. Gianpaolo Colla. 71,460,643 shares were voted in favor of the nominee, 80,090 shares withheld their vote and 8,319,927 shares were not voted or were broker non-votes.

    The following directors continue in office for their existing terms: Carlos
    A. Ferrer; Carlo Salvi; John W. Sayward; Frank C. Becker; Hebert J. Conrad; Carlo Ruggeri.

2. A proposal to amend and restate the Gensia Sicor Inc. Employee Stock Purchase Plan (the "ESPP") was approved. The proposal increased by 100,000 the aggregate number of shares of common stock reserved for issuance under the ESPP.

    67,414,431 shares were voted in favor of the proposal, 4,045,021 shares were voted against the proposal, 81,281 shares abstained and 8,319,927 shares were not voted or were broker non-votes.

3. A proposal to amend and restate SICOR Inc. Long-Term Incentive Plan was approved. The proposal increased by 1,600,000 the aggregate number of shares of common stock reserved for issuance under the Long-Term Incentive Plan.

    61,547,580 shares were voted in favor of the proposal, 9,693,182 shares were voted against the proposal, 70,235 shares abstained and 8,549,663 shares were not voted or were broker non-votes.

4. A proposal to approve an amendment of Gensia Sicor Inc.'s Restated Certificate of Incorporation to change the name of Gensia Sicor Inc. to SICOR Inc. was approved.

    71,269,420 shares were voted in favor of the proposal, 232,857 shares were voted against the proposal, 38,456 shares abstained and 8,319,927 shares were not voted or were broker non-votes.

5. The selection of Ernst and Young LLP as the Company's independent auditors was ratified.

    71,471,808 shares were voted in favor of the proposal, 47,105 shares were voted against the proposal, 21,820 shares abstained and 8,319,927 shares were not voted or were broker non-votes.


ITEM 6:  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit
        Number       Description of Document
        ------       -----------------------


        3(i) Restated Certificate of Incorporation of the Company, as amended.

        4.1 Form of Unit Purchase Agreement between the Company and certain investors.

      10.1 Employment Agreement dated June 1, 1999 between the Company and Frank C. Becker.

      27.1         Financial Data Schedule.
----------------------

   (b)  Reports on Form 8-K during the second quarter

          None

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SICOR Inc.



Date: August 13, 1999            By: /s/ Carlo Salvi
                                     ----------------------------------------
                                     Carlo Salvi, Chief Executive Officer



Date: August 13, 1999            By: /s/ John W. Sayward
                                     ----------------------------------------
                                     John W. Sayward, Executive Vice
                                     President, Finance, Chief Financial
                                     Officer and Treasurer