Form 10-Q
period 1999-09-30
SICOR INC
filed 1999-11-15
CIK 807873

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended September 30, 1999.

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

                           YES    X       NO
                                -----         -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value                                   88,617,090
---------------------------                       -----------------------------
Class                                          Outstanding at September 30, 1999

                                                            INDEX


PART I:      FINANCIAL INFORMATION

Item 1:      Financial Statements                                                                      Page

             Consolidated Balance Sheets at September 30, 1999 (Unaudited) and
             December 31, 1998                                                                            3

             Consolidated Statements of Operations and Comprehensive Income (Loss)
             for the three and nine months ended September 30, 1999 and 1998 (Unaudited)                  4

             Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1999 and 1998 (Unaudited)                                         5

             Notes to Consolidated Financial Statements                                                   6

Item 2:      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             Results of Operations - for the three and nine months ended
             September 30, 1999 and 1998                                                                 10

             Liquidity and Capital Resources                                                             12

             Impact of Year 2000                                                                         13

Item 2A:     Quantitative and Qualitative Disclosures about Market Risk                                  15

PART II      OTHER INFORMATION

Item 1:      Legal Proceedings                                                                           21

Item 6:      Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                               22

                                  SICOR Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except par value data)

                                                                              September 30,          December 31,
                                                                                   1999                  1998
                                                                           --------------------  ---------------------
                                                                               (Unaudited)
                                                              ASSETS

Current assets:
 Cash and cash equivalents                                                            $ 34,793                $ 24,461
 Accounts receivable, net                                                               48,977                  51,407
 Inventories, net                                                                       47,152                  52,746
 Other current assets                                                                   10,445                  11,926
                                                                                      --------                --------
    Total current assets                                                               141,367                 140,540

Property and equipment, net                                                            112,134                 105,067
Other noncurrent assets                                                                 12,808                  11,243
Intangibles, net                                                                        43,866                  46,572
Goodwill, net                                                                           66,300                  68,392
                                                                                      --------                --------
                                                                                      $376,475                $371,814
                                                                                      ========                ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                     $  31,954               $  46,552
 Accrued payroll and related expenses                                                     5,037                   3,156
 Other accrued liabilities                                                               15,682                  17,577
 Short-term borrowings                                                                   38,070                  49,625
 Current portion of long-term debt                                                        6,822                   5,241
 Current portion of capital lease obligations                                             1,539                   1,057
                                                                                      ---------               ---------
    Total current liabilities                                                            99,104                 123,208

Other long-term liabilities                                                               9,518                   5,826
Long-term debt, less current portion                                                     39,756                  41,108
Long-term debt with related party                                                            --                  10,000
Long-term capital lease obligations, less current portion                                 2,747                   1,210
Deferred taxes                                                                           20,519                  21,453

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $80,000                                                                                  16                      16
 Common stock, $.01 par value, 125,000 shares authorized,
    88,617 and 79,717 shares issued and outstanding
    at September 30, 1999 and December 31, 1998, respectively                               886                     797
 Additional paid-in capital                                                             559,217                 528,545
 Accumulated deficit                                                                   (353,937)               (360,389)
 Accumulated other comprehensive income (loss)                                           (1,351)                     40
                                                                                      ---------               ---------
    Total stockholders' equity                                                          204,831                 169,009
                                                                                      ---------               ---------
                                                                                      $ 376,475               $ 371,814
                                                                                      =========               =========

                            See accompanying notes.

                                  SICOR Inc.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)


                                                             Three months ended     Nine months ended
                                                                September 30,         September 30,
                                                            -------------------  -----------------------
                                                               1999       1998        1999        1998
                                                            ---------  ---------  ----------  ----------
Revenues:
 Product sales                                                $55,419    $41,677    $158,467    $127,463
 Contract research and license fees                                --      1,803       5,303       7,613
                                                              -------    -------    --------    --------
    Total revenues                                             55,419     43,480     163,770     135,076

Costs and expenses:
 Cost of sales                                                 34,059     29,007     100,845      87,330
 Research and development                                       3,396      5,822      12,323      16,311
 Selling, general and administrative                            9,957      3,420      30,224      22,860
 Amortization expense                                           1,523      1,556       4,575       4,442
 Interest and other, net                                        1,096      2,495       5,587       5,436
 Write-down of investment and divestiture
      of business charge                                           --         --       1,777       1,130
                                                              -------    -------    --------    --------
    Total costs and expenses                                   50,031     42,300     155,331     137,509
                                                              -------    -------    --------    --------

Net income (loss) before income taxes                           5,388      1,180       8,439      (2,433)
Provision for income taxes                                       (776)    (3,026)     (2,018)     (4,570)
                                                              -------    -------    --------    --------

Net income (loss) before minority interest                      4,612     (1,846)      6,421      (7,003)
Minority interest                                                  --         36          31         795
                                                              -------    -------    --------    --------

Net income (loss) before dividends                              4,612     (1,810)      6,452      (6,208)
Dividends on preferred stock                                   (1,504)    (1,504)     (4,496)     (4,496)
                                                              -------    -------    --------    --------

Net income (loss) applicable to common shares                   3,108     (3,314)      1,956     (10,704)
Other comprehensive income (loss):
 Foreign currency translation, net                                465      1,230      (1,391)      1,119
                                                               -------    --------    --------   -------

Comprehensive net income (loss)                               $ 3,573    $(2,084)   $    565    $ (9,585)
                                                              =======    =======    ========    ========

Net income (loss) per share
 - Basic                                                         $.04      $(.04)       $.02       $(.13)
                                                              =======    =======    ========    ========
 - Diluted                                                       $.04      $(.04)       $.02       $(.13)
                                                              =======    =======    ========    ========

Shares used in calculating per share amounts
 - Basic                                                       88,606     79,606      84,203      79,415
                                                              =======    =======    ========    ========
 - Diluted                                                     88,743     79,606      84,550      79,415
                                                              =======    =======    ========    ========

                            See accompanying notes.

                                  SICOR Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                      Nine months ended September 30,
                                                                  --------------------------------------
                                                                         1999                 1998
                                                                  -------------------  -----------------
Cash flows from operating activities:
 Net income (loss)                                                          $  6,452             $ (6,208)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization                                             14,254               13,794
    Minority interest                                                            (31)                (795)
    Net deferred income taxes                                                   (170)              (1,649)
    Inventory purchase price allocation adjustment                               504                  286
    Write-down of investment and divestiture of business charge                1,777                1,130
 Change in operating assets and liabilities, net of effects
     from acquisitions and divestiture:
    Accounts receivable                                                          464                 (806)
    Inventories                                                                2,640               (2,520)
    Prepaid expenses and other assets                                            180               (2,131)
    Accounts payable and accrued expenses                                     (5,735)               3,529
                                                                            --------             --------
Net cash provided by operating activities                                     20,335                4,630

Cash flows from investing activities:
 Purchase of property and equipment                                          (21,078)             (12,974)
 Divestiture of Metabasis Therapeutics, Inc.                                  (4,911)                  --
 Acquisitions of businesses, net of cash acquired                                 --               (6,898)
 Investment in other business                                                     --                 (697)
 Proceeds from short-term investments                                             --                2,000
 Purchases of short-term investments                                              --               (2,000)
                                                                            --------             --------
Net cash used in investing activities                                        (25,989)             (20,569)

Cash flows from financing activities:
 Payments of preferred stock dividends                                        (4,496)              (4,496)
 Issuance of common stock and warrants, net                                   35,482                1,010
 Funding from minority shareholder                                                --                  972
 Change in short-term borrowings                                              (7,570)               1,188
 Issuance of long-term debt and capital lease obligations, net                13,718                2,716
 Principal payments on long-term debt from related party                     (10,000)                  --
 Principal payments on long-term debt and capital lease obligations           (9,424)              (3,199)
                                                                            --------             --------
Net cash provided by (used in)  financing activities                          17,710               (1,809)
                                                                            --------             --------

Effect of exchange rate changes on cash                                       (1,724)               1,262
                                                                            --------             --------
Increase (decrease) in cash and cash equivalents                              10,332              (16,486)
Cash and cash equivalents at beginning of period                              24,461               41,624
                                                                            --------             --------
Cash and cash equivalents at end of period                                  $ 34,793             $ 25,138
                                                                            ========             ========

Supplemental schedule of noncash investing and financing
 activities:                                                                $     --             $  3,553
 Common stock issued to settle accrued liabilities



                            See accompanying notes.

                                  SICOR Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 1999

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly-owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd. and herein referred to as "Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, and accordingly, Diaspa became a wholly-owned subsidiary in the second quarter of 1998. Subsequent to the divestiture of a 46% interest in Metabasis, the Company retains a 46% equity interest in Metabasis. Accordingly, starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method.

     In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and nine-month periods ended September 30, 1999 and 1998 have been made. The results of operations for the three and nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

     The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

                                  SICOR Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 1999

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

     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

                                                                 Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                              ------------------------      ------------------------
                                                                 1999         1998             1999         1998
                                                              -----------  -----------      -----------  -----------
Weighted average common shares outstanding                         88,606       79,606           84,203       79,415
Effect of the assumed conversion of preferred shares                   --           --               --           --
Effect of the assumed conversion of convertible debentures             --           --               --           --
                                                                   ------       ------           ------       ------
Shares used in calculating per share amount - Basic                88,606       79,606           84,203       79,415
Net effect of dilutive common share equivalents using the
 treasury stock method                                                137           --              347           --
Shares used in calculating per share amount - Diluted              ------       ------           ------       ------
                                                                   88,743       79,606           84,550       79,415
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

                                  SICOR Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 1999

4.    Inventories

      Inventories at September 30, 1999 and December 31, 1998 consisted of (in thousands):

                                   September 30,     December 31,
                                        1999            1998
                                   -------------     ------------
  Raw materials                          $20,765          $21,543
  Work-in-process                          8,985           11,154
  Finished goods                          20,892           22,247
                                         -------          -------
                                          50,642           54,944
  Less reserves                           (3,490)          (2,198)
                                         -------          -------
                                         $47,152          $52,746
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

     The Warrants will be issued if the holder sells no Common Stock or other securities of the Company for a period commencing from the date of the purchase of Units and ending on December 31, 2000.

     In connection with the Unit Offering, the Company repaid a $10 million loan made by Carlo Salvi, the Company's President, Chief Executive Officer, director and principal stockholder, in December 1998, canceling $10 million in convertible notes which were due in 2001. Mr. Salvi purchased 2.5 million Units ($10 million) in the Unit Offering.

6.   Contingencies

     In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleged breach of a
supply agreement (the "Supply Agreement").   In August 1999, the Company reached
a settlement with Protocol Systems concerning the alleged breach of the Supply Agreement. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998.

     In February 1999, a lawsuit was filed by Zeneca, Inc. ("Zeneca") in the U.S. District Court in Baltimore, Maryland against the Food and Drug Administration ("FDA") with regards to Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol. In the suit, Zeneca alleged that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it represents Zeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied Zeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia

                                  SICOR Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                              September 30, 1999

Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. In the event that Zeneca is ultimately successful on appeal in its litigation against the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

     In April 1999, the Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, filed a lawsuit in the Superior Court of California for Orange County against American Pharmaceutical Partners ("APP") for breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition and declaratory relief. The suit alleges that APP has breached a distributorship agreement for some of Gensia Sicor Pharmaceuticals' products by, among other things, acquiring and operating a business which competes with Gensia Sicor Pharmaceuticals with respect to some of the same products. The Company is seeking damgages in addition to a declaration that the Company has no obligation or liability to APP.

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

Results of Operations

     With the exception of the first nine months of 1999, SICOR has been unprofitable on an annual basis since its inception in 1986. For the period from its inception to September 30, 1999, the Company has incurred a cumulative net loss of $353.9 million.

     The Company reported a net income of $3.1 million, or $.04 per common share (after dividends of $1.5 million on preferred stock), in the third quarter ended September 30, 1999 compared to a net loss of $3.3 million, or $.04 per common share (after dividends of $1.5 million on preferred stock), in the third quarter of 1998. The Company reported a net income of $2.0 million, or $.02 per common share (after dividends of $4.5 million on preferred stock), for the nine months ended September 30, 1999 compared to a net loss of $10.7 million, or $.13 per common share (after dividends of $4.5 million on preferred stock), for the nine months ended September 30, 1998. The results for the nine-month period ended September 30, 1999 include a $1.8 million charge related to the divestiture of a 46% interest in Metabasis. As a result of the divestiture, the operating results of Metabasis are included in the Company's consolidated results through the quarter ended March 31, 1999. Starting in the second quarter of 1999, Metabasis has been accounted for under the equity method.

     Product sales in the third quarter of 1999 increased to $55.4 million from $41.7 million in the third quarter of 1998. Product sales in the first nine months of 1999 increased to $158.5 million from $127.5 million in the same period of 1998. The increase in product sales for the three months ended September 30, 1999 is primarily due to increased sales by Gensia Sicor Pharmaceuticals mainly from the sale of its new product, propofol. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the Company had a 180 day exclusive period in which to sell propofol without other generic competition. The 180 day exclusivity period was initiated in the second quarter of 1999 with the commercial launch of propofol and expired on October 15, 1999. The Company's propofol product is being sold in the U.S. through Baxter Pharmaceutical Products, Inc. ("Baxter"), which is the Company's marketing partner for a variety of products in the U.S. The increase in product sales for the nine months ended September 30, 1999 is primarily due to increased sales at Gensia Sicor Pharmaceuticals from the launch of propofol and from the sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") as a result of the Sales and Distribution Agreement entered into with Abbott in January 1999. Product sales also increased in the international operations for the nine months ended September 30, 1999 mainly as the result of sales of new products.

     Cost of sales for the third quarter of 1999 was $34.1 million which yielded a gross margin of 39%, compared to a cost of sales of $29.0 million for the third quarter of 1998 which yielded a gross margin of 30%. Cost of sales for the first nine months of 1999 was $100.8 million which yielded a gross margin of 36%, compared to a cost of sales of $87.3 million in the same period of 1998 which yielded a gross margin of 31%. The gross margin for the three and nine months of 1999 increased compared to the same periods of 1998 primarily due to a more profitable product mix. This mix was positively impacted by the U.S. launch of three new products during the second quarter of 1999, propofol, haloperidol and alprostadil.

                                  SICOR Inc.

     There were no contract research and license fees in the third quarter of 1999 compared to $1.8 million for the same period of 1998. Contract research and license fees for the first nine months of 1999 were $5.3 million compared to $7.6 million for the same period of 1998. The decreases are primarily due to the divestiture of Metabasis during the second quarter of 1999 and an up-front non-refundable license fee commitment received in June 1998 from a U.S. pharmaceutical company for the development of a bulk drug substance. This decrease was partially offset by a $3.5 million reimbursement received in March 1999 from Baxter for Gensia Sicor Pharmaceuticals' expenses incurred for propofol research and development.

     Research and development expenses in the third quarter of 1999 decreased to $3.4 million from $5.8 million in the third quarter of 1998. Research and development expenses for the first nine months of 1999 decreased to $12.3 million from $16.3 million for the same period of 1998. The decreases are primarily due to the exclusion of Metabasis' expenses as a result of the divestiture of a 46% interest in Metabasis in the second quarter of 1999 and research related milestone payments made in the third quarter of 1998.

     Selling, general and administrative expenses in the third quarter of 1999 increased to $10.0 million from $3.4 million in the third quarter of 1998. Selling, general and administrative expenses for the first nine months of 1999 increased to $30.2 million from $22.9 million in the same period of 1998. The increases are mainly due to a cash payment received from the settlement of a lawsuit in the third quarter of 1998, and higher legal expenses related to the propofol litigation and other patent litigation, partially offset by the exclusion of Metabasis' expenses in the third quarter of 1999.

     The Company had amortization expenses of $1.5 million in the third quarter of 1999 and $1.6 million for the same period of 1998. Amortization expenses for the first nine months of 1999 were $4.6 million compared to $4.4 million in the same period of 1998. The increase is due to the amortization of goodwill resulting from the acquisition of the remaining 50% of Diaspa in June 1998 and the acquisition of a research and development operation by the Company's subsidiary, Genchem Pharma, in March 1998.

     Interest and other expenses in the third quarter of 1999 decreased to $1.1 million from $2.5 million in the third quarter of 1998 mainly due to lower exchange and translation losses, and other expenses from donated products in the third quarter of 1998. Interest and other expenses for the first nine months of 1999 increased to $5.6 million from $5.4 million in the same period of 1998 mainly due to higher net interest expense from increased debt and other expenses as a result of Gensia Sicor Pharmaceuticals' restructuring of its sales force in connection with its alliance with Abbott Laboratories offset by donated products in the third quarter of 1998.

     During the second quarter of 1999, the Company divested a 46% interest in Metabasis, a proprietary research and development subsidiary to Metabasis management. Following this transaction, the Company retains a 46% equity interest in Metabasis. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off $1.8 million related to its remaining investment in Metabasis.

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

     Income tax expense in the third quarter of 1999 decreased to $0.8 million from $3.0 million for the same period of 1998. Income tax expense for the first nine months of 1999 decreased to $2.0 million from $4.6 million for the same period of 1998. The decreases are primarily due to reduced earnings in the Company's Italian subsidiaries compared to the same period of 1998.

                                  SICOR Inc.

     The Company had no minority interest accounting for the quarter ended September 30, 1999 due to the divestiture of Metabasis. For the nine months ended September 30, 1999, the Company recorded minority interest income of $31,000, which represents the minority stockholders' proportionate share of the loss in Metabasis. The results of operations of Metabasis were consolidated up through the quarter ended March 31, 1999. Minority interest income for the three and nine months ended 1998 were $36,000 and $0.8 million, respectively which represented the minority stockholders' proportionate share of the loss in Metabasis for the three months ended 1998, and the loss in Metabasis and Diaspa for the nine months ended 1998. In June 1998, Sicor purchased the remaining 50% interest in Diaspa.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had cash and cash equivalents of $34.8 million and working capital of $42.3 million compared to $24.5 million and $17.3 million, respectively, as of December 31, 1998. The increase in cash and working capital resulted from $20.3 million of cash provided by operations and $17.7 million of cash from financing activities, offset by investment activities of $26.0 million and $1.7 million of exchange rate changes.

     Significant cash flow changes in operating assets and liabilities during the first nine months of 1999 included a $2.6 million decrease in inventories and a $5.7 million decrease in accounts payable and accrued expenses. The decrease in inventory reflects the Company's successful launch of new products and completion of the marketing transition with its alliance partners, Abbott and Baxter. The decrease in accounts payable and accrued expenses reflects the Company's improved operating cash flows for the first nine months of 1999.

     Gensia Sicor Pharmaceuticals entered into a Sales and Distribution Agreement with Abbott in January 1999, under which the two companies formed a strategic alliance for marketing and distribution of oncology products in the United States. Under this agreement, the Company received $5.6 million in the first quarter of 1999 representing an initial commitment fee by Abbott to help finance the Company's future development of generic oncology drugs. Given the nature of this commitment, the Company has elected to recognize these commitment fees over the life of the agreement, through the year 2005.

     Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter under which a fee of approximately $3.5 million was received in March 1999 from Baxter to reimburse Gensia Sicor Pharmaceuticals for its expenses incurred for propofol research and development. The Company, through Baxter, launched its generic propofol product in April 1999. The revenues and cash flow resulting from this product are significant to the Company's U.S. operations and contributed to the Company's overall profitability for the second and third quarter of 1999.

     During the first nine months of 1999, the Company expended approximately $21.1 million on property and equipment primarily for the expansion of the production facilities at Sicor and Lemery.

     In the first nine months of 1999, the Company paid cash dividends on its preferred stock totaling $4.5 million. At September 30, 1999, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

                                  SICOR Inc.

     During the second quarter of 1999, the Company raised approximately $35 million through a private placement of SICOR units for $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one-tenth of one share of the Company's Common Stock for $5.75 per share. In connection with this transaction, the Company repaid the loan of $10 million made in the fourth quarter of 1998 to Carlo Salvi, the Company's President, Chief Executive Officer, director and principal stockholder.

     The Company had a net reduction of $7.6 million in short-term borrowings, proceeds of $13.7 million from the issuance of long-term debt and capital lease obligations, and payments of $9.4 million in long-term debt and capital lease obligations during the first nine months of 1999. These changes reflect the expansion of operations and the pay down of higher cost borrowings.

     The Company has significantly improved its cash flow results. For the first nine months of 1999, net cash provided by operating activities was $20.3 million compared to $4.6 million for the same period of 1998. The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at September 30, 1999 of $34.8 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 2000. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

     As discussed in Note 6, the Company was named as a defendant in a complaint filed by Protocol Systems. In August 1999, the Company reached a settlement with Protocol Systems. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998.

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

     Most of the Company's foreign subsidiaries use foreign exchange currency contracts to reduce the negative financial impact of currency fluctuations. In March 1999, the Company's Italian subsidiary, Sicor, entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. Additionally, in September 1999, the Company entered into sixteen monthly U.S. Dollar put/Lira call options, the four contracts were for U.S. $0.5 million and the next twelve contracts were for U.S. $1 million at a strike price of Lira 1,800 per U.S. $1. As of September 30, 1999, no contracts have been exercised.

Impact of Year 2000

     The Company has taken actions to understand the nature and extent of the work required to make its systems and infrastructure Year 2000 compliant. System hardware, software and microprocessor controlled equipment that support the Company's infrastructure have been inventoried and assessed for Year 2000 compliance. To the extent necessary to address material Year 2000 issues, the Company is in the process of obtaining and installing current releases or upgrades from software vendors. All domestic business systems have been upgraded and are believed to be compliant. Work is continuing with certain research and development and manufacturing systems, which is expected to be completed by the end of November 1999.

     Work continues on the Company's international facilities systems. Upgrades and conversions have been completed on the Italian business systems, and are believed to be compliant. Some work remains to be completed in Italy on various technical, non-business systems. A third-party contractor has been engaged to upgrade and verify Year 2000 compliance with Italy's technical systems which is to be completed by the end of November 1999. In Mexico, a new business manufacturing system is being implemented and the core system was operational starting in October 1999. Implementation of certain manufacturing applications will be completed by the first quarter of 2000 and are not considered to have any Year 2000 impact.

                                  SICOR Inc.

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

  In general, the Company's management is satisfied with its efforts to be Year 2000 prepared; however, in the unlikely event the international projects are not completed before the Year 2000, the result could have a material adverse effect on the Company's business.

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company is attempting to obtain written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from its domestic material customers and vendors as well as many of its international customers and vendors. The Company's total sales to international customers in the nine months ended September 30, 1999 were approximately $72.7 million, which represented approximately 46% of the Company's total sales in such period. The Mexican government public hospital program accounted for approximately $14.1 million of the Company's sales in the nine months ended September 30, 1999. If either the Company or any material customer or vendor experiences a failure of any critical system, such failure could have a material adverse impact on the Company's business or require the Company to incur unanticipated expenses.

     The Company has received numerous assurances from critical customers and material vendors regarding their Year 2000 compliance, and this process is still being completed with the international businesses. The Company is implementing alternatives, including the replacement of vendors, the building of safety stocks and year-end coordination of major cash flow transactions, to eliminate risk during the early part of 2000, and other contingency plans based on the information collected to date. The business interruption of any of the Company's significant customers, resulting from their Year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations.

     The Company is completing a formal worldwide contingency plan for non-compliance and will be reviewing this with the Audit Committee of the Board of Directors in December 1999. Action plans are being implemented currently based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company's contingency plan will be in place by the end of November 1999 and will include backup procedures, identification of alternate suppliers, increases in inventory levels and other procedures. The Company is identifying its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems.

     The cost incurred through September 30, 1999, for the Year 2000 transition was approximately $1.3 million, which includes software and hardware upgrades that would have been purchased in the normal course of business to accommodate future growth and worldwide integration. The Company estimates that the remaining costs to be incurred on upgrading systems, including the Year 2000 transition, will be approximately $0.7 million, and as such, will not have a significant impact on the Company's financial position or operating results. Based on available information, including assurances from software vendors that their products are compliant, the Company believes that, barring critical failures arising from factors beyond the Company's direct control, it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products, operating results or financial condition.

                                  SICOR Inc.

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

Future Capital Needs; Uncertainty of Additional Funding

     The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at September 30, 1999 of $34.8 million, and commitments from third parties, will enable it to maintain its current and planned operations through at least 2000. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company may have to reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at September 30, 1999, approximately $110 million of the Company's $376 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Uncertainty of Outcome of Legal Proceedings

     The Company is involved in various actions, claims, and legal proceedings arising from its business operations. The ultimate outcome of these matters is uncertain and could have a material adverse effect on the Company's financial position, results of operations or cash flows. See Note 6.

Limited History of Profitability; Potential Quarterly Fluctuations in Future Operating Results

     With the exception of the first nine months of 1999, the Company has been unprofitable on an annual basis since its inception in 1986. As of September 30, 1999, the Company had an accumulated deficit of approximately $353.9 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and possible defense and resolution of patent matters.

                                  SICOR Inc.

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

     SICOR competes in the highly competitive multisource (generic) injectable drug industry with numerous other pharmaceutical manufacturers, many of which are established companies with greater financial and other resources than SICOR. The Company may not be able to continue to compete effectively in this market. Because selling prices of multisource injectable drug products typically decline as competition intensifies, the profitability of SICOR will depend in part on its ability to develop and introduce new products to the market in a timely manner, to obtain raw materials at competitive prices and to improve the efficiency of its production capability

     A significant portion of SICOR's business is dependent on winning bids from the Mexican government public hospital program. The bidding for this program is highly competitive with numerous other pharmaceutical manufacturers participating, many of which are established companies with greater financial and other resources than SICOR. The Company may not be able to continue to compete effectively with respect to this program.

Government Regulation; No Assurance of Obtaining Regulatory Approvals

     The testing, manufacture and marketing of SICOR's products are subject to regulation by numerous federal, state and local governmental authorities in the United States, and by similar agencies in other countries in which SICOR develops, manufactures and markets drugs. SICOR must receive approval for each of its drugs from the applicable regulatory agencies before it may be marketed as a drug in a particular country. The regulatory process can take many years and may require SICOR to expend substantial resources. In addition, SICOR may encounter delays or rejections based on changes in regulatory agency policies during the period in which a potential drug is being developed and/or the period required for review of any application for regulatory agency approval. Delays in obtaining regulatory agency approvals could negatively affect the marketing of any potential drug, result in the imposition of costly procedures on SICOR's activities, and negatively affect SICOR's ability to receive royalties. SICOR may not obtain regulatory approvals for potential drugs.

     Moreover, if SICOR obtains regulatory agency approval for a drug, such approval may be limited regarding the indicated uses for which the drug may be marketed and this would limit SICOR's potential market for the drug. Furthermore, the marketing and manufacture of drug products remain subject to extensive regulatory requirements. The discovery of previously unknown problems with any of SICOR's drugs could result in restrictions on such drug including withdrawal of the drug from the market. If SICOR fails to comply with regulatory requirements, it could be fined, its regulatory approvals suspended, its operations restricted, and it could be involved in criminal prosecution. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in such countries of any drug SICOR develops.

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

                                  SICOR Inc.

Uncertainty of Ability to Operate without Infringing on Patents and Proprietary Technology of Others

     The success of SICOR will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents others have, or may acquire, may have an adverse effect on the ability of SICOR to commercialize its products. Litigation, which could result in substantial costs to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties, SICOR may be subject to significant liabilities to third parties and may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If SICOR does not obtain such licenses, product introductions could be delayed or foreclosed. SICOR may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

     SICOR also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and SICOR may not have adequate remedies of any breach. In addition, SICOR's trade secrets may otherwise become known or independently discovered by its competitors.

Potential Inability to Obtain Raw Materials or Manufacture Products

     SICOR depends on third party manufacturers for bulk raw materials for many of its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, Gensia Sicor Pharmaceuticals utilizes sole sources of supply for certain raw materials used in the manufacture of its products and certain packaging components. Any disruption in one or more of these supply sources could have a material adverse effect on SICOR.

Uncertainty of Pharmaceutical Pricing, Reimbursement and Related Matters

     The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. Domestically and internationally, there have been, and SICOR expects that there will continue to be, a number of legislative proposals to implement government controls. While SICOR cannot predict whether any such legislative or regulatory proposals or reforms will be adopted or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on SICOR's ability to raise capital and the adoption of such proposals or reforms could have a material adverse effect on SICOR's business, financial condition and profitability.

     In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. The products of SICOR may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow SICOR to sell its products on a competitive basis. If purchasers or users of SICOR's products are not able to obtain adequate reimbursement for the cost of using SICOR's products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

                                  SICOR Inc.

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

     In addition, as a manufacturer of bulk drug substances, SICOR supplies other pharmaceutical companies with active ingredients, which are contained in finished products. The ability of SICOR to avoid significant product liability exposures depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. SICOR may not be able to negotiate satisfactory terms and conditions with its customers. Although SICOR maintains insurance for product liability claims, which the Company believes is in line with the insurance coverage carried by other companies in its industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of SICOR.

Uncertainty Regarding Mexican Economic Factors, Government Policies and
Inflation

     The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. A large portion of the finished multisource drug products manufactured by Lemery is sold to the government public hospital program in Mexico. Sales to the government public hospital program in Mexico may not continue in the future. In addition, although the Mexican government has paid Lemery on a timely basis, this payment pattern may not continue in the future. Further, as recently as 1995, Mexico experienced high double-digit inflation and it may experience similar high inflation in the future. Actions by the Mexican government, future developments in the Mexican economy and Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

Risks Related to International Operations

     For the three and nine months ended September 30, 1999, percentage of total product sales to customers outside of Canada, Western Europe, Japan and the United States was approximately 24% and 28%, respectively. Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater risks involved in doing business abroad such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. SICOR may experience material adverse developments with respect to its operations outside of Canada, Western Europe, Japan and the United States and such developments, if they were to occur, may have a material adverse effect on the results of operations and financial condition of SICOR.

Environmental Matters

     SICOR's business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. SICOR is subject to numerous environmental regulations in the jurisdictions in which it operates. Although SICOR believes that its safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, SICOR could be held liable for any damages

                                  SICOR Inc.

that result, and such liability could exceed the Company's resources. SICOR's operations, business and assets may be substantially and detrimentally affected by current or future environmental laws or regulations. In addition, SICOR maintains liability insurance for some environmental risks which the Company's management believes to be appropriate and in accordance with industry practice. SICOR may incur liabilities beyond the limits or outside the coverage of its insurance and my not be able to maintain insurance on acceptable terms, or at all.

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

Control by Principal Stockholder

     Carlo Salvi, the Company's President, Chief Executive Officer and a director beneficially owns approximately 37% of the Company's Common Stock. In addition, pursuant to a shareholder's agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance, an entity controlled by Mr. Salvi, is entitled to designate three of SICOR's directors, who in turn are entitled to designate (jointly with two executive officer directors of SICOR) five additional directors. In addition, the consent of the Rakepoll Finance designated directors is required for SICOR to take certain actions, such as a merger or sale of all or substantially all of the business or assets of SICOR and certain issuances of securities. As a result of his ownership of SICOR Common Stock, Mr. Salvi may be able to control substantially all matters requiring approval by the stockholders of SICOR, including the election of directors and the approval of mergers or other business combination transactions.

Possible Volatility of Stock Price; Dividend Policy

     The market price of the shares of SICOR Common Stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile, and the market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of SICOR Common Stock could be subject to significant fluctuations in response to variations in SICOR's anticipated or actual operating results, sales of substantial amounts of SICOR Common Stock, other issuances of substantial amounts of SICOR Common Stock pursuant to pre-existing obligations, announcements concerning SICOR or its competitors, including the results of testing, technological innovations or new commercial products or services, developments with SICOR's collaborators, developments in patent or other proprietary rights of SICOR or its competitors, including litigation, conditions in the pharmaceuticals industry, governmental regulation, health care legislation, public concern as to the safety of SICOR's products, changes in estimates of SICOR's performance by securities analysts, market conditions for pharmaceutical stocks in general, and other events or factors not within SICOR's control.

     SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. At September 30, 1999, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Subordination of Common Stock to Notes and Preferred Stock

     SICOR's Common Stock is expressly subordinate to $20 million of 2.675% subordinated convertible notes due May 1, 2004, and to the series A preferred stock into which the notes are convertible, in the event of liquidation, dissolution or winding up. SICOR's Common Stock is also subordinate to the approximately $80 million (plus accrued and unpaid dividends) liquidation preference of SICOR's outstanding $3.75 convertible exchangeable preferred stock. If SICOR was to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the above liquidation preferences.

Effect of Certain Anti-Takeover Provisions

     SICOR's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by its stockholders to change management more difficult. The approval of 66-2/3% of SICOR's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in SICOR's Certificate of Incorporation. SICOR also has a stockholder rights plan, the effect of which may also deter or prevent takeovers. These rights will cause a substantial dilution to a person or group that attempts to acquire SICOR on terms not approved by the SICOR Board of Directors and may have the effect of deterring hostile takeover attempts.

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

                                  SICOR Inc.


                          PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

     On August 6, 1999, the Company reached a settlement with Protocol Systems concerning alleged breach of a supply agreement. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations as an adequate provision was recorded in the fourth quarter of 1998. See Note 6.

ITEM 6:  Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit
        Number       Description of Document
        ------       -----------------------

        27.1  Financial Data Schedule.
        ----------------------


   (b) Reports on Form 8-K during the third quarter

          None.

                                  SICOR Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SICOR Inc.



Date: November 12, 1999          By: /s/ Carlo Salvi
                                     ---------------------------------
                                     Carlo Salvi, President and
                                     Chief Executive Officer



Date: November 12, 1999          By: /s/ John W. Sayward
                                     ---------------------------------
                                     John W. Sayward, Executive Vice
                                     President, Finance, Chief Financial
                                     Officer and Treasurer