Form 10-K
period 1999-12-31
SICOR INC
filed 2000-03-31
CIK 807873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.

                                        OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to        .
                                                             --------  --------

         Commission file number 0-18549
                                -------

                                   SICOR INC.
                       (formerly named Gensia Sicor Inc.)
                        -------------------------------
                          (Exact name of registrant as
                            specified in its charter)

                Delaware                                    33-0176647
      ------------------------------                     ---------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                                    19 Hughes
                            Irvine, California 92618
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

At March 15, 2000, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $556.8 million, based on the last sale price as reported on the Nasdaq National Market.

At March 15, 2000, there were 90,281,443 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 27, 2000 is incorporated by reference into Part III of this Form 10-K.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

      SICOR Inc. (formerly Gensia Sicor Inc.) ("SICOR" or the "Company") is a vertically integrated pharmaceutical company with expertise in the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty bulk drug substances utilizing synthesis or fermentation. On February 28, 1997, the Company completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses:
SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A. de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor S.p.A. purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor S.p.A.'s business. In June 1998, Sicor S.p.A. purchased the remaining 50% of Diaspa. During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary. The Company is headquartered in Irvine, California.

      Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals") is a wholly-owned subsidiary of the Company located in Irvine, California. Prior to the acquisition of Rakepoll Holding, Gensia Sicor Pharmaceuticals was the Company's primary operating unit. Gensia Sicor Pharmaceuticals' business emphasis has been on the development, manufacture and marketing of oncology, anesthesiology and other key multisource injectable pharmaceuticals for the North American market. Gensia Sicor Pharmaceuticals is currently engaged in discussions with other pharmaceutical companies in an effort to expand its product offerings to both domestic and foreign markets. In addition, Gensia Sicor Pharmaceuticals provides contract manufacturing support and services to a number of pharmaceutical and biotechnology companies.

      Sicor S.p.A. and Sicor de Mexico produce specialty bulk drug substances. Lemery manufactures oral and injectable finished multisource drug products. The specialty drug substances produced by Sicor S.p.A. and Sicor de Mexico are primarily used in oral, parenteral, topical and inhalation therapy products. Almost all of these products belong to one of four categories: (i) immunosuppression, (ii) anticancer agents, (iii) steroids or (iv) non-depolarizing muscle relaxants used in anesthesia. The principal markets for Sicor S.p.A.'s and Sicor de Mexico's specialty bulk drug substances are the U.S., Canada, the European Union ("EU") and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the national health program in Mexico and to certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

      Genchem Pharma Ltd. ("Genchem Pharma") is a wholly-owned subsidiary of the Company created in June 1997 to acquire and develop technology and to sell bulk products manufactured by Sicor S.p.A. and Sicor de Mexico. In March 1998, Genchem Pharma acquired a research and development branch ("Genchem Vacallo") in Vacallo, Switzerland. Genchem Vacallo conducts research and development with respect to specialty bulk drug substances.

      Gensia Sicor de Mexico, S.A. de C.V. is a wholly-owned subsidiary of Rakepoll Holding with approximately 20 employees located in Mexico that provides administrative services for Lemery and Sicor de Mexico. This service company enables Lemery and Sicor de Mexico to utilize common administrative services, thus avoiding duplication of resources.

      In 1998, Sicor S.p.A. acquired a 50% interest in Zetesis S.p.A. ("Zetesis") of Milan, Italy from private investors. Zetesis holds the patents relating to UK101, an oncological product under development.

UNITED STATES PHARMACEUTICAL OPERATIONS

GENSIA SICOR PHARMACEUTICALS

      Gensia Sicor Pharmaceuticals has broad capabilities in the formulation, development, marketing and manufacturing of multisource injectable pharmaceuticals. Since 1991, Gensia Sicor Pharmaceuticals has built a sales and marketing infrastructure which covers the major hospital and non-hospital markets in the United States, focusing its sales calls on hospital pharmacies and distributors servicing alternate site providers such as oncology clinics and outpatient surgery centers. As collective purchasing agreements have become increasingly important to healthcare providers as a means to control costs, Gensia Sicor Pharmaceuticals' marketing group has established relationships with hospital group purchasing organizations, managed care groups and other large healthcare purchasing organizations.

      One area of particular focus for the Company is the development of products for the worldwide oncology market. In support of this strategy, Gensia Sicor Pharmaceuticals has built an oncology manufacturing facility at Irvine, California. The United States Food and Drug Administration ("FDA") has recently approved several new Abbreviated New Drug Applications ("ANDAs") for new oncology products, and manufacturing site transfers for existing oncology products, which will be manufactured in this facility. This facility is also being used for contract manufacturing opportunities that require the sophisticated and specialized compounding and filling capability incorporated into the facility. Gensia Sicor Pharmaceuticals markets two oncology products, doxorubicin and etoposide, in the United States that are manufactured in polymer vials by Delta West Pty. Limited, a wholly-owned subsidiary of Pharmacia & Upjohn, Inc. ("Pharmacia & Upjohn") under FDA approved ANDAs owned by the Company.

      Gensia Sicor Pharmaceuticals is developing additional oncology products for sale through distributors and marketing partners. Gensia Sicor Pharmaceuticals does not intend to establish a sales force outside of North America. The Company intends to have Sicor S.p.A. supply the bulk drug substances required for a number of the oncology products under development. The Company believes that through its vertical integration of bulk drug substances and finished product manufacturing, it can be one of the lowest cost producers in the multisource oncology market.

      In addition, product development is continuing for multisource injectable drugs in anesthesiology and critical care as well as other selected areas. Gensia Sicor Pharmaceuticals has fifteen ANDAs pending with the FDA and has approximately 44 multisource products under development. The Company believes that this investment in product development may position Gensia Sicor Pharmaceuticals for growth over the next five years when a number of major injectable drugs will lose patent protection. There is no assurance that such growth will occur.

      Gensia Sicor Pharmaceuticals' major injectable pharmaceutical products include alprostadil, atracurium, bumetanide, dacarbazine, desmopressin, diltiazem, dipyridamole, doxorubicin, etoposide, fluphenazine, haloperidol, hydralazine, leucovorin calcium, metoclopromide, propofol, and tobramycin. Gensia Sicor Pharmaceuticals offers approximately 40 multisource pharmaceuticals in its product line.

      Gensia Sicor Pharmaceuticals also operates a contract manufacturing business focused on the manufacture of sterile injectable products for biotechnology and pharmaceutical companies. The Company offers a range of manufacturing services, including production of pilot and commercial quantities of bulk materials, formulation development, and commercial scale manufacturing of finished dosage forms. The contract manufacturing business has experienced growth since 1995, and the Company believes additional growth may be attained by expanding its collaborations with biotechnology and pharmaceutical companies. There is no assurance that such growth will be sustained.

      Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories ("Abbott") in January 1999, under which the two companies formed a strategic alliance for marketing and distribution of oncology products in the United States. This seven-year collaboration currently includes ten of the Company's oncology products (including doxorubicin and leucovorin calcium) and will expand in the future to include certain of Gensia Sicor Pharmaceuticals' oncology products under development. Under the agreement, Gensia Sicor Pharmaceuticals develops and manufactures oncology products, and Abbott promotes and sells them to hospitals and clinics throughout the United States. Abbott has a well established market presence with hospitals and clinics, and had previously co-marketed oncology products with Pharmacia & Upjohn through November 1998. Gensia Sicor Pharmaceuticals' oncology product sales during 1999 were approximately $23.5 million.

       In January 1999, Gensia Sicor Pharmaceuticals received approval from the FDA for propofol injectable emulsion, an intravenous sedative hypnotic agent used for the induction and maintenance of anesthesia or sedation. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the Company was granted 180 days of marketing exclusivity in which to sell propofol without other generic competition. The 180-day exclusivity period commenced in the second quarter of 1999 with the commercial launch of propofol and expired on October 15, 1999. The propofol product manufactured by Gensia Sicor Pharmaceuticals currently remains as the only generic propofol product on the U.S. market, although there can be no assurance that other generic competitors will not enter the U.S. market at any time. The Company's propofol product is being sold in the U.S. through Baxter Pharmaceutical Products, Inc. ("Baxter"), which is the Company's marketing partner for a variety of products in the U.S. The U.S. propofol market in 1999 was estimated by the IMS market research firm to have sales of $363.7 million. The branded propofol product, DIPRIVAN-Registered Trademark-Injectable Emulsion with disodium edetate, is marketed by AstraZeneca PLC (formerly Zeneca Limited) ("AstraZeneca"). Propofol has been a key contributor to the Company's profitability in 1999. As of the fourth quarter of 1999, it was estimated that the Company's marketing partner, Baxter, had captured 30% of the U.S. market for propofol, according to IMS, a market research firm. In February 1999, AstraZeneca filed suit in the U.S. District Court for the District of Maryland against the FDA, alleging that the FDA improperly approved Gensia Sicor Pharmaceuticals' ANDA for propofol injectable emulsion. Gensia Sicor Pharmaceuticals has intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied AstraZeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. AstraZeneca has appealed this judgment to the United States Court of Appeals for the Fourth Circuit. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In April 1999, Gensia Sicor Pharmaceuticals filed a lawsuit in the Superior Court of California for Orange County against American Pharmaceutical Partners ("APP") for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, unfair competition and declaratory relief. The suit alleged that APP breached a distributorship agreement for some of Gensia Sicor Pharmaceuticals' products by, among other things, acquiring and operating a business which competes with Gensia Sicor Pharmaceuticals with respect to some of the same products. In December 1999, APP filed a cross-complaint against Gensia Sicor Pharmaceuticals asserting causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, unjust enrichment, accounting and declaratory relief. In March 2000, the Company and APP settled the litigation. Management believes the settlement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FOREIGN PHARMACEUTICAL OPERATIONS

      In February 1997, the Company acquired three specialty pharmaceutical companies comprised of a company located in Italy, Sicor S.p.A., and two companies located in Mexico, Sicor de Mexico and Lemery. Sicor S.p.A. and Sicor de Mexico manufacture specialty bulk drug substances. Lemery produces oral and injectable finished multisource drug products (also called finished dosage forms) utilizing specialty bulk drug substances produced by Sicor S.p.A. and Sicor de Mexico or purchased from third parties. In December 1997, Sicor S.p.A. purchased a 50% equity interest in Diaspa, a private Italian pharmaceutical company specializing in bulk fermentation products. In June 1998, Sicor S.p.A. purchased the remaining 50% of Diaspa.

      The specialty bulk drug substances manufactured by Sicor S.p.A. and Sicor de Mexico are used in oral, parenteral, topical administration, or inhalation therapy, and almost all belong to one of four categories: (i) immunosuppression,
(ii) oncolytic agents, (iii) steroids or (iv) non-depolarizing muscle relaxants used in anesthesia. The steroids are either progestins used in contraceptives or corticosteroids used in a variety of anti-inflammatory preparations, including preparations used in the treatment of asthma, allergies and certain dermatological conditions. Certain progestins also have oncolytic applications. The muscle relaxants are used in conjunction with anesthetics during surgery.

      The principal markets for these specialty bulk drug substances are the United States, Canada, the EU and Japan. The finished multisource drug products manufactured by Lemery are sold primarily to the government public hospital program in Mexico and exported to countries in Central and South America, North Africa, the Middle East and Eastern Europe.

      ONCOLYTIC AGENTS

      Due to a worldwide increase in the incidence of cancer, related in part to the general aging of the world's population, and to the introduction of new regimens for the treatment of cancer, the demand for oncolytic agents continues to increase. Sicor S.p.A. and Sicor de Mexico offer a wide range of oncolytic specialty bulk drug substances and Lemery offers finished dosage forms. The oncolytic agents produced by Sicor S.p.A. are etoposide, the anti-cancer antibiotics bleomycin, mitomycin, daunorubicin, epirubicin and idarubicin, and the progestins medroxyprogesterone acetate and megestrol acetate. Lemery manufactures various oncolytic agents in finished dosage form, including carboplatin, epirubicin, etoposide, cisplatin, doxorubicin, bleomycin, paclitaxel and vincristine.

      Sicor de Mexico produces two progestins, megestrol acetate and medroxyprogesterone acetate, which may be used in treating wasting syndrome in terminally ill AIDS patients, in high dosages to treat certain hormone dependent malignancies, such as breast cancer and in contraceptives. The principal markets for these compounds include the U.S. and Far East. Sicor de Mexico also produces the progestins cyproterone acetate, which is generally used in the treatment of prostate cancer, although it may also be used as a component in contraceptives, and chlormadinone acetate, which is administered orally for the treatment of prostate cancer and benign prostate hypertrophy. Sicor de Mexico also produces deflazacort, a steroid with oral anti-inflammatory activity. The principal markets for these drug substances are the EU, Brazil, Canada, Argentina, the Middle East and Japan.

      Sicor de Mexico also produces oncolytic agents such as cisplatin (used in the treatment of testicular, ovarian and bladder cancers), carboplatin (used in the treatment of advanced ovarian cancer), and mitoxantrone (used in combination therapy for the treatment of adult leukemias).

      STEROIDS

      The steroids manufactured by Sicor S.p.A. and Sicor de Mexico are either progestins or corticosteroids, used in a variety of anti-inflammatory preparations for the treatment of asthma, allergies and certain dermatological conditions. Sicor S.p.A. and Sicor de Mexico together produce five such progestins: medroxyprogesterone acetate, megestrol acetate, cyproterone acetate, chlormadinone acetate, and gestodene.

Medroxyprogesterone acetate is principally used as component of sustained release contraceptives. The principal markets for this steroid are in Indonesia, the Philippines and Thailand. In addition, megestrol acetate, chlormadinone acetate, cyproterone acetate and medroxyprogesterone acetate have certain oncolytic applications.

      Gestodene is a highly active third generation progestin of which Sicor S.p.A. has only produced laboratory quantities to date. The compound is principally used in contraceptives in more advanced markets such as the United States and the EU. Its activity allows the production of dosage forms with very low concentrations of such compounds.

      Sicor S.p.A. and Sicor de Mexico manufacture corticosteroid products with respect to which they have either developed a proprietary production technology, including seven different process patents, or enjoy some other market advantage. Sicor S.p.A. and Sicor de Mexico manufacture over 50 corticosteroids.

      Ongoing research to increase the selective activity and reduce the long-term toxicity of various corticosteroid compounds has produced a number of corticosteroid products which are now coming off patent. These new products, together with a growing market for such products in developing countries, have enabled Sicor S.p.A. and Sicor de Mexico to consistently expand their production of these compounds for several years.

      The highest growth rate of corticosteroid use is in the management of obstructive airway diseases, and corticosteroids are one of the preferred prophylactic treatments for asthma in the U.S. This, together with the expiration of certain patents, has led to an increase in the demand for two principal corticosteroids in this field: beclomethasone dipropionate and budesonide, both of which are produced by Sicor S.p.A. and Sicor de Mexico.

      OTHER DRUGS

      In addition to the oncolytic agents and steroid products discussed above, Sicor S.p.A. also produces as bulk drug substances the muscle relaxants atracurium besylate, pancuronium bromide and vecuronium bromide, the immunosuppressant drug cyclosporine and the prodrug dexrazoxane.

      Prodrugs become effective only after they are partially metabolized by the body. Dexrazoxane metabolites trap the iron ions involved in the process which leads to myocardial damage caused by anthracycline oncolytic agents such as doxorubicin. Administration of dexrazoxane with such oncolytic agents protects tissues of the heart and allows for higher dosages of the oncolytic agent. Sicor S.p.A. manufactures dexrazoxane according to a proprietary process covered by process patents filed in many countries. Sicor S.p.A. developed dexrazoxane with Chiron BV, including performing clinical trials, developing dosage form manufacturing, marketing and sales.

      FUTURE DEVELOPMENTS

      Sicor S.p.A. has obtained an exclusive license for a new oncolytic product ("UK 101") from Zetesis. In 1998, Sicor S.p.A. acquired a 50% interest in Zetesis. UK 101 is a protein antigen obtained from goat liver. Antigens trigger an immune response designed to destroy such antigens. Antibodies attach themselves to the antigen marking it for elimination by the immune system. The antibodies which attack UK 101 also attach themselves to the membrane of certain cancer cells. It is hoped that cancer cells so marked may then be disposed of by the immune system. The mechanics of this process are now the subject of further study by university researchers in Italy. A Phase I study with women who have advanced breast cancer was completed in Italy which demonstrated UK101 to be safe and well tolerated.

UK114 is one of the major components of UK101 and is thought to be responsible for most of its anti-cancer activity. Pre-clinical studies and toxicology studies on UK114 are currently under way.

      Sicor S.p.A. is also currently negotiating with a number of pharmaceutical companies to develop new proprietary pharmaceutical products. If these products are successfully developed, Sicor S.p.A. expects to have long term supply rights for the bulk active ingredients used in these products.

      Lemery is planning to invest in facilities and infra-structure to develop biotechnology products, such as interferon and human growth hormones. Lemery plans to begin manufacturing furnished dosage forms of biotechnology products in Mexico starting in 2001 using bulk drug substance. Sales will be targeted to Lemery's existing international customer base (Central and South America, North Africa, the Middle East and Eastern Europe), and ultimately to Mexico's government public hospital program.

METABASIS THERAPEUTICS, INC.

      Metabasis conducts basic pharmaceutical research in premises subleased from the Company at its San Diego location. In December 1997, Sankyo Co. Ltd. ("Sankyo") made a $7.25 million equity investment in Metabasis for approximately an 8% interest in Metabasis. As the Company's strategic direction did not include a significant commitment to basic research, the Company divested a 46% interest in Metabasis during the second quarter of 1999. Following this transaction, the Company retains a 46% equity interest in Metabasis and will receive royalty payments if technologies currently owned by Metabasis are licensed or if products are developed and sold using those technologies. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off $1.8 million related to its remaining investment in Metabasis. Starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method as the Company no longer had control of Metabasis.

PATENTS, TRADEMARKS AND TRADE SECRETS

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

      Competitors may have filed applications for, or may have been issued, patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of SICOR. Accordingly, there can be no assurance that SICOR's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to SICOR will not be infringed or circumvented by others, or that others will not obtain patents that SICOR would need to license or circumvent. There can be no assurance that licenses that might be required for SICOR's processes or products would be available on reasonable terms. If SICOR does not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that SICOR's patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to SICOR.

      SICOR also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to SICOR's trade secrets or disclose such technology. There can be no assurance that SICOR can meaningfully protect its rights to its unpatented trade secrets.

COMPETITION

      Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. The major competitors in the multisource injectable drug industry include Abbott Laboratories, F.H. Faulding & Co. Ltd., American Regent (a subsidiary of Luitpold Inc.), Bedford Laboratories (a division of Boerhinger Ingleheim Corp.), Elkins-Sinn (a division of American Home Products Corp.), American Pharmaceutical Products, Schein Pharmaceutical, Inc., Pharmacia & Upjohn, Inc., Bristol-Myers Squibb Co., and AstraZeneca. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater resources than SICOR.

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

      As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the suppliers of raw materials also must be approved by the FDA. Delays in the review process or failure to obtain approval of certain of these ANDAs or suppliers could have a material adverse effect on the financial condition of SICOR.

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

      In connection with its activities outside the United States, SICOR is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical, intravenous and diagnostic products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of any pharmaceutical, intravenous or diagnostic product in one country does not assure that such product will be approved in another country.

HEALTH CARE REFORM

      The federal and state governments in the United States, as well as many foreign governments, including the United Kingdom, are exploring ways to reduce medical care costs through health care reform. This effort has resulted in, among other things, government policies that encourage the use of generic drugs rather than brand name drugs to reduce drug reimbursement costs. Virtually every state in the United States has a generic substitution law that permits the dispensing pharmacist to substitute a generic drug for the prescribed brand name product. The debate to reform the United States' health care system is expected to be protracted and intense. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, SICOR cannot predict what impact any reform proposal ultimately adopted may have on its businesses.

MANUFACTURING

      The manufacturing facility at Gensia Sicor Pharmaceuticals provides SICOR with the capability to formulate, fill, label and package final dosage forms of injectable drug products. The Gensia Sicor Pharmaceuticals facility has a broad filling capability, including the ability to terminally sterilize or aseptically fill syringes and single and multiple dose vials. The facility also has the capability to lyophilize (freeze dry) products.

      Gensia Sicor Pharmaceuticals completed an oncology manufacturing facility and additional laboratories for the development of oncology products in a building adjacent to Gensia Sicor Pharmaceuticals' existing manufacturing facility in Irvine. The new oncology facility includes the capability to produce oncology products in lyophilized or liquid forms and in glass or polymer vials. The new facility underwent FDA Good Manufacturing Practices ("GMP") inspection during 1998, and is being used to manufacture oncolytics upon ANDA or ANDA supplemental approval. The initial approval for vincristine and an alternative manufacturing site approval for etoposide was received in 1999. Flourouracil and daunorubicin were approved in the first quarter of 2000. Additionally, this facility started contract manufacturing products for other companies in January 2000.

      The principal raw materials to be used in manufacturing Gensia Sicor Pharmaceuticals' products are active drug ingredients (such as those produced by Sicor S.p.A.) and inactive pharmaceutical chemicals. The FDA approval process requires manufacturers of pharmaceutical products to identify their suppliers of active ingredient raw materials. If raw materials from a specified supplier were to become unavailable, FDA approval of a new supplier would be required, which could result in manufacturing delays. Development, approval and continued commercialization of Gensia Sicor Pharmaceuticals' products are, therefore, dependent upon Gensia Sicor Pharmaceuticals' ability to procure active ingredient raw materials from suppliers who are, and who remain, FDA approved. Sicor S.p.A. has filed over 37 Drug Master Files with the FDA and is a qualified source for several of Gensia Sicor Pharmaceuticals' current products as well as the planned supplier for many of products in development. Termination of qualified supply arrangements could have a material adverse impact on the sale of Gensia Sicor Pharmaceuticals' products as Gensia Sicor Pharmaceuticals currently utilizes single sources for certain raw materials and packaging components.

      Sicor S.p.A.'s production is carried out at its two manufacturing sites in Italy. The principal manufacturing facility is located near Milan and is regularly inspected and approved by the FDA. It is a major producer of oncolytic agents, steroids and certain other products in bulk drug substance form. These products are manufactured through fermentation or chemical synthesis processes. This facility supplies specialty bulk drug substances to Gensia Sicor Pharmaceuticals and Lemery and to other drug manufacturers around the world.

      Sicor S.p.A.'s second manufacturing facility is located on the outskirts of Turin. It is currently undergoing a significant expansion of its facilities to produce anthracycline products for the U.S. and European markets. The Company had plans to purify cyclosporine at this location; however, these plans have been deferred due to lower expectations of cyclosporine sales.

      The acquisition of Diaspa was completed to significantly increase the Company's capacity for the production of cyclosporine bulk drug substance to meet expected demand from the long-term cyclosporine supply agreement with SangStat Medical Corporation ("SangStat"). In November 1998, the Company received notification from SangStat that it has been granted marketing clearance by the FDA for SangCya-TM-, SangStat's patented formulation of liquid cyclosporine. However, demand for SangStat's liquid cyclosporine has not met management's expectations. In addition to cyclosporine, Diaspa is used for the production of bulk fermentation products for SICOR and other pharmaceutical companies under existing and future supply contracts.

      Lemery is located in Mexico City and produces drugs in finished dosage form, of which injectable oncolytic agents are an important product line. These products are sold in Mexico and exported to certain countries in Central and South America, North America, Middle East and Eastern Europe.

       Sicor de Mexico is located near Toluca, on the outskirts of Mexico City, and produces principally steroid products for export to various countries. Sicor de Mexico also recently completed construction of a facility to produce oncolytic agents, which commenced production in 1997. Production from this new facility is being used by Lemery to replace certain existing third party suppliers. The oncology facility is GMP certified by the FDA and produces megestrol acetate for export to a major U.S. pharmaceutical company.

      Each of SICOR's manufacturing sites is maintained in accordance with applicable regulatory agency regulations. The Company's manufacturing facilities are considered key strategic assets of the Company. Management believes that the Company has adequate manufacturing capacity to meet the current and planned sales demand for its injectable products, once the substantially completed Irvine oncology facility becomes operational. The Company's manufacturing capacity for specialty bulk drug substances is also expected to be adequate to meet current and planned demand.

RISK FACTORS THAT MAY AFFECT RESULTS

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at December 31, 1999 of $47.5 million, and commitments from third parties, will enable it to maintain its current and planned operations. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company may have to reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at December 31, 1999, approximately $107 million of the Company's $386 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

      Until 1999, the Company was unprofitable on an annual basis since its inception in 1986. As of December 31, 1999, the Company had an accumulated deficit of approximately $348.3 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

COMPETITION

      SICOR operates in a rapidly evolving business environment. Competition from large pharmaceutical companies, biotechnology companies, and other companies is intense. Many of these companies have substantially greater resources and experience in developing, manufacturing and marketing pharmaceutical products than SICOR. There can be no assurance that competitors will not succeed in developing technologies and products that are more effective or that would render the technology and products of SICOR obsolete or noncompetitive.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED MATTERS

      The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. Domestically and internationally, there have been, and SICOR expects that there will continue to be, a number of legislative proposals to implement government controls. While SICOR cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on SICOR's ability to raise capital. Additionally, the adoption of such proposals or reforms could have a material adverse effect on SICOR's business, financial condition and profitability.

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

      It has been reported that certain United States governmental agencies, including the Department of Justice and the Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied documents in connection with these investigations and has had preliminary discussions with representatives of the federal and state governments, but is unable to estimate at this time what effect, if any, these investigations will have on the Company's pricing policies or its financial statements. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

UNCERTAINTY REGARDING MEXICAN ECONOMIC FACTORS, GOVERNMENT POLICIES AND
INFLATION

      The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. Approximately 50% of the finished multisource drug products manufactured by Lemery are sold to the Mexican government public hospital program. Sales to the Mexican government public hospital program may not continue in the future. In addition, although the Mexican government has paid Lemery on a timely basis, this payment pattern may not continue in the future. Further, as recently as 1995, Mexico experienced high double-digit inflation and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

RISKS RELATED TO INTERNATIONAL OPERATIONS

      During 1998 and 1999, percentage of total product sales to customers outside of Canada, Western Europe, Japan and the United States was approximately 26% and 27%, respectively. Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. SICOR may experience material adverse financial results with respect to its business in these markets if such events were to occur.

ENVIRONMENTAL MATTERS

      SICOR's business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. SICOR is subject to numerous environmental regulations in the jurisdictions in which it operates. Although SICOR believes that its safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of its locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, SICOR could be held liable for any damages that result, and such liability could exceed the Company's resources. SICOR's operations, business and assets may be substantially and detrimentally affected by current or future environmental laws or regulations. SICOR maintains liability insurance for some environmental risks which the Company's management believes to be appropriate and in accordance with industry practice. However, SICOR may incur liabilities beyond the limits or outside the coverage of its insurance and my not be able to maintain insurance on acceptable terms.

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

POSSIBLE VOLATILITY OF STOCK PRICE; DIVIDEND POLICY

      The market price of the shares of SICOR Common Stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. The market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of SICOR Common Stock could be subject to significant fluctuations in response to variations in SICOR's anticipated or actual operating results, sales of substantial amounts of SICOR Common Stock, other issuances of SICOR Common Stock pursuant to pre-existing obligations, announcements concerning SICOR or its competitors, including the results of testing, technological innovations or new commercial products or services, developments with SICOR's collaborators, developments in patent or other proprietary rights of SICOR or its competitors, including litigation, conditions in the pharmaceuticals industry, governmental regulation, health care legislation, public concern as to the safety of SICOR's products, changes in estimates of SICOR's performance by securities analysts, market conditions for pharmaceutical stocks in general, and other events or factors not within SICOR's control.

      SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. At December 31, 1999, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

SUBORDINATION OF COMMON STOCK TO NOTES AND PREFERRED STOCK

      SICOR's Common Stock is expressly subordinate to $20 million of 2.675% subordinated convertible notes due May 1, 2004, and to the series A preferred stock into which the notes are convertible, in the event of SICOR's liquidation, dissolution or winding up. SICOR's Common Stock is also subordinate to the approximately $80 million (plus accrued and unpaid dividends) liquidation preference of SICOR's outstanding $3.75 Convertible Exchangeable Preferred Stock. If SICOR was to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the above liquidation preferences.

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

MANAGEMENT

EXECUTIVE OFFICERS

The executive officers of the Company as of March 15, 2000 are as follows:

NAME                       AGE      POSITION
----                       ---      --------
Carlo Salvi                63       President and Chief Executive Officer and Director

Frank C. Becker            64       Executive Vice President and Chief Operating Officer and
                                    Director

Michael D. Cannon          54       Executive Vice President and Chief Scientific Officer and
                                    Director

Gianpaolo Colla            62       Executive Vice President, Italian Operations and Director

John W. Sayward            48       Executive Vice President, Finance, Chief Financial Officer and
                                    Treasurer and Director

Armand J. LeBlanc          57       Senior Vice President, Corporate Scientific Affairs

Wesley N. Fach             48       Vice President, Senior Legal Counsel and Secretary

      Mr. Salvi has been a director of the Company since February 1997 and served as Executive Vice President of the Company from November 1997 to August 1998. He was named President and Chief Executive Officer of the Company in August 1998. Additionally, since February 1997 Mr. Salvi has served as a Chairman of the Board of Directors and President of Sicor S.p.A. Sicor S.p.A. is a wholly-owned subsidiary of Rakepoll Holding, which is owned by the Company. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor of certain Sicor S.p.A. products. From 1986 to September 1995, he was General Manager of Alco.

      Mr. Becker has been a director of the Company since June 1998 and was appointed Executive Vice President and Chief Operating Officer of the Company in June 1999. He retired as Vice President, Chemical Research and Development for Abbott Laboratories, a healthcare products and services company, in December 1997. Mr. Becker joined Abbott Laboratories in 1959. In January 1998, Mr. Becker formed Greenfield Chemicals Inc., an outsourcing and consulting company supporting the pharmaceutical industry.

      Mr. Cannon joined the Company as Executive Vice President in February 1997. From August 1998 until June 1999, Mr. Cannon was President and Chief Operating Officer of the Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, Inc., and in June 1999 he was named Chief Scientific Officer of the Company. Prior to joining the Company, Mr. Cannon was a member of the Board of Directors of Sicor S.p.A. (where he worked from the company's beginning in 1983) and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

      Dr. Colla has been a director and the Company's Vice President, Italian Operations since March 1999. He has also been Managing Director of Sicor S.p.A. and a member of its Board of Directors since 1996, and has served in various management capacities with Sicor S.p.A. since its founding in 1983. From 1983 to 1994, Dr. Colla also collaborated with the Elemond Group, a publishing company, as Strategic Operating Planning Coordinator, and prior to this period he was Director of Mergers and Acquisitions with Fides (now KPMG Peat Marwick LLP) from 1982 through 1983. Dr. Colla continues to serve as member of the Statutory Audit Board for several significant Italian companies. He is a Registered Statutory Auditor in Italy and graduated from Milan's Catholic University with a degree in Economics and Business Sciences.

      Mr. Sayward has been a director of the Company since June 1998. He joined the Company in 1992 and was named Vice President, Finance, Chief Financial Officer and Treasurer in February 1997 and Executive Vice President in August 1998. Prior to that he was Division Vice President, Finance, Corporate Controller of the Company and Chief Financial Officer of Gensia Sicor Pharmaceuticals, Inc. From 1975 to 1992, Mr. Sayward was employed in a wide variety of financial and accounting positions at Baxter Healthcare Corporation, serving as Vice President of Finance and Business Development, I.V. Systems Division from 1988 to 1992. From 1986 to 1988, he was Vice President and Controller, Dade Diagnostics Division of Baxter. Mr. Sayward served in a number of financial management positions at Baxter and American Hospital Supply from 1975 to 1986. He received his master of management degree from the Northwestern Kellogg School of Management.

      Mr. LeBlanc joined the Company as Vice President, Scientific Affairs, Gensia Sicor Pharmaceuticals in January 1996. He was appointed Senior Vice President, Corporate Scientific Affairs in June 1999. Prior to joining the Company, Mr. LeBlanc was Vice President, Quality Assurance/Quality Control at Fujisawa USA, Inc. from 1993 to 1996. From 1976 to 1993, he was employed in various management capacities in Quality Assurance/Quality Control for Lorex Pharmaceuticals, G.D. Searle & Co., Millipore Corporation, and Mallinckrodt, Inc. Prior to being employed in the pharmaceutical industry, Mr. LeBlanc was employed as a Microbiologist with the U.S. Food and Drug Administration from 1966 to 1976. He received his master of science degree from Georgia Institute of Technology.

      Mr. Fach joined the Company as Assistant General Counsel in January 1992 and was named Secretary in January 1993. He was appointed Vice President and Senior Legal Counsel in July 1997. Prior to joining the Company Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

HUMAN RESOURCES

      As of December 31, 1999, the Company employed a total of approximately 1300 individuals on a full-time basis. The Company employs approximately 390 individuals in Southern California.

      Sicor S.p.A., Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico employ approximately 930 individuals, of whom approximately 30% work in Italy and 70% in Mexico. As is customary in Italy and Mexico, most of these employees are represented by unions. Sicor S.p.A., Diaspa, Lemery, Sicor de Mexico and Gensia Sicor de Mexico have not experienced any significant labor disputes in recent years.

      The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

      The Company leases a total of approximately 150,000 square feet of space in San Diego, California. Of this amount, approximately 146,000 square feet is subleased to third-party tenants. These facilities include both laboratory and office space.

      In December 1997, the Company moved its principal administrative offices from San Diego to Irvine, California where Gensia Sicor Pharmaceuticals is located.

      Gensia Sicor Pharmaceuticals leases approximately 220,000 square feet of office, laboratory, warehouse and manufacturing space in Irvine, California. These facilities are leased under several lease agreements expiring in 2000 to 2006 with some of the leases including an option to extend an additional five and ten years.

      Sicor S.p.A.'s production is carried out at its two manufacturing sites in Italy. The principal site is located on the outskirts of Milan and is regularly inspected and approved by the FDA. This production center covers approximately 1,200 square meters of a 14,438 square meter site. Sicor S.p.A.'s other production center is located in Santhia, on the outskirts of Turin, and covers approximately 6,200 square meters of a site encompassing more than 90,000 square meters. This site has been undergoing a significant expansion of its production facilities to become one of the Company's key manufacturing facilities of strategic bulk products. Sicor S.p.A. also leases approximately 200 square meters of office space in Milan.

      All of Diaspa's operations are carried out at its site in Corana, which is approximately 50 km south of Milan. The plant and administrative offices cover approximately 7,000 square meters of a 33,000 square meter site. In December 1999, Diaspa entered into a sale-leaseback transaction covering certain assets including the plant and administrative offices, which are being leased back over a period of 9.5 years. See Note 14 to the financial statements.

      Lemery owns a 10,403 square meter manufacturing/office site located in Mexico City. Sicor de Mexico owns a 22,037 square meter manufacturing/office site located near Toluca, on the outskirts of Mexico City.

      Gensia Sicor de Mexico leases approximately 560 square meters of office space in Mexico City.

      Genchem Vacallo leases approximately 870 square meters of office and laboratory space in Vacallo, Switzerland. The lease expires in 2006 with an option to cancel in 2001 and an option to renew for an additional five years in 2006.

ITEM 3.  LEGAL PROCEEDINGS

      In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleged breach of a supply agreement (the "Supply Agreement"). In August 1999, the Company reached a settlement with Protocol Systems concerning the alleged breach of the Supply Agreement. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations in 1999 as an adequate provision was recorded in the fourth quarter of 1998.

      In February 1999, a lawsuit was filed by AstraZeneca, Inc. in the U.S. District Court in Baltimore, Maryland against the FDA with regards to Gensia Sicor Pharmaceuticals' ANDA for propofol. In the suit, AstraZeneca alleged that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it represents AstraZeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied AstraZeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. AstraZeneca has appealed this judgment to the United States Court of Appeals for the Fourth Circuit. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In April 1999, Gensia Sicor Pharmaceuticals filed a lawsuit in the Superior Court of California for Orange County against APP for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, unfair competition and declaratory relief. The suit alleged that APP breached a distributorship agreement for some of Gensia Sicor Pharmaceuticals' products by, among other things, acquiring and operating a business which competes with Gensia Sicor Pharmaceuticals with respect to some of the same products. In December 1999, APP filed a cross-complaint against Gensia Sicor Pharmaceuticals asserting causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, unjust enrichment, accounting and declaratory relief. In March 2000, the Company and APP settled the litigation. Management believes the settlement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      It has been reported that certain United States governmental agencies, including the Department of Justice and the Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied documents in connection with these investigations and has had preliminary discussions with representatives of the federal and state governments, but is unable to estimate at this time what effect, if any, these investigations will have on the Company's pricing policies or its financial statements. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "SCRI." The following table sets forth, for the periods indicated, the range of high and low trade price information for the Company's Common Stock on the Nasdaq National Market.

                                                           HIGH         LOW
                                                         --------    --------
      January 1 - March 31, 1998                         $   6.13    $   4.69
      April 1 - June 30, 1998                                5.44        3.63
      July 1 - September 30, 1998                            5.00        2.56
      October 1 - December 31, 1998                          4.75        3.00

                                                           HIGH         LOW
                                                         --------    --------
      January 1 - March 31, 1999                         $   5.75    $   2.63
      April 1 - June 30, 1999                                4.78        3.19
      July 1 - September 30, 1999                            4.88        3.50
      October 1 - December 31, 1999                          8.63        3.94

      As of March 15, 2000, there were approximately 774 holders of record of the Company's Common Stock.

      The Company has not paid a cash dividend to date on its Common Stock. The Company elected not to make a payment of quarterly cash dividends on its Preferred Stock in June, September and December 1995 and March and June 1996. The Company resumed payment of the Preferred Stock dividend in September 1996. Unless full cumulative dividends are paid on the Company's outstanding Preferred Stock, cash dividends may not be paid or declared and set aside for payment on the Company's Common Stock. At March 15, 2000, the Company had undeclared cumulative Preferred Stock dividends of approximately $7.5 million. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA
      (in thousands, except per share data)
      The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                                                                  YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1999        1998(4)    1997(2)(4)      1996         1995
                                                 ---------    ---------    ---------    ---------    ---------
Revenues:
     Product sales                               $ 223,700    $ 168,080    $ 140,424    $  54,636    $  53,464
     Contract research and license fees              5,303       10,415        9,257        3,666       11,062
     License restructuring fee                        --           --           --           --         50,000
     Sale of investment                               --           --           --           --          5,359
                                                 ---------    ---------    ---------    ---------    ---------
          Total revenues                           229,003      178,495      149,681       58,302      119,885
Cost and expenses:
     Cost of sales                                 143,752      119,237       99,008       40,654       33,183
     Research and development                       15,797       23,140       26,118       31,081       38,762
     Selling, general and administrative            41,001       35,968       46,993       32,839       31,137
     Amortization expense                            6,098        5,982        4,367         --           --
     Interest and other, net                         7,188        6,719        2,298         (473)      (1,214)
     Write-down of investment and
        restructuring charge                         1,777        1,839       14,666         --          1,092
     Acquisition of in-process research and
        development                                   --           --         29,200         --         18,269
     Litigation settlement                            --           --           --           --          4,000
                                                 ---------    ---------    ---------    ---------    ---------
         Total costs and expenses                  215,613      192,885      222,650      104,101      125,229
                                                 ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                   13,390      (14,390)     (72,969)     (45,799)      (5,344)
Provision for income taxes                           1,746        5,111        3,179         --            550
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) before minority interest          11,644      (19,501)     (76,148)     (45,799)      (5,894)
Minority interest                                       31          800         --           --           --
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss)                                   11,675      (18,701)     (76,148)     (45,799)      (5,894)

Dividends on preferred stock, including
     undeclared cumulative dividends of
     $7,500 as of December 31, 1999                 (6,000)      (6,000)      (6,000)      (6,000)      (6,000)
                                                 ---------    ---------    ---------    ---------    ---------
Net income (loss) applicable to common shares    $   5,675    $ (24,701)   $ (82,148)   $ (51,799)   $ (11,894)
                                                 ---------    ---------    ---------    ---------    ---------
Basic and diluted net income (loss) per common
  share(1)                                       $     .07    $    (.31)   $   (1.14)   $   (1.41)   $    (.36)
                                                 ---------    ---------    ---------    ---------    ---------
Shares used in computing per
  share amounts - basic(1)                          85,340       79,479       71,800       36,624       33,231
                                                 =========    =========    =========    =========    =========
Shares used in computing per
  share amounts - diluted(1)                        85,908       79,479       71,800       36,624       33,231
                                                 =========    =========    =========    =========    =========

                                                                   DECEMBER 31,
                                                 -------------------------------------------------------------
BALANCE SHEET DATA:                                 1999        1998(4)    1997(3)(4)      1996         1995
                                                 ---------    ---------    ---------    ---------    ---------
Working capital                                  $  42,278    $  18,279    $  40,203    $  24,754    $  67,687
Total assets                                       386,179      372,728      364,339       89,550      118,560
Long-term obligations, less current maturities      65,244       79,597       75,294          585           46
Accumulated deficit                               (348,310)    (359,985)    (341,284)    (265,136)    (219,337)
Stockholders' equity                               208,854      169,413      188,090       67,999      102,303


(1) Computed on the basis described for earnings per share in Note 2 to the financial statements.

(2) 1997 amounts include the results for Rakepoll Holding B.V. from February 28, 1997, the date of acquisition (see Note 1).

(3) Balance sheet data as of December 31, 1997 includes amounts relating to the acquisition of Rakepoll Holding B.V. and Diaspa, S.p.A. (see Note 1).

(4) Restated to reflect the retroactive effect to the change in accounting for certain inventories from the LIFO method to the FIFO method during 1999 (see Note 3).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When used in this Annual Report on Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, and successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-K, including those listed under "RISK FACTORS THAT MAY AFFECT RESULTS." Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      In 1999, the Company reported a net income applicable to common shares of $5.7 million (after preferred stock dividends of $6.0 million for the year) as compared to a net loss applicable to common shares of $24.7 million in 1998 (after preferred stock dividends of $6.0 million for the year), and a net loss of $82.1 million in 1997 (after preferred stock dividends of $6.0 million for the year). The 1999 results included a $1.8 million charge related to the divestiture of a 46% interest in Metabasis, a proprietary research and development subsidiary. As a result of the divestiture, the operating results of Metabasis are included in the Company's consolidated results through the quarter ended March 31, 1999. Starting in the second quarter of 1999, Metabasis has been accounted for under the equity method. The 1997 loss included an in-process research and development charge of $29.2 million recognized as a part of the purchase price for the Rakepoll Holding acquisition, along with a restructuring charge of $11.5 million related to the divestiture of an 81% interest in Gensia Automedics, Inc. ("Automedics"), and a one-time restructuring charge of $3.2 million for costs from relocating the Company's headquarters from San Diego to Irvine, California. Total revenues for 1999 were $229.0 million as compared to $178.5 million in 1998, and $149.7 million in 1997. During 1999, the Company's subsidiary, Sicor S.p.A. changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Accordingly, all previously reported results have been restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change reduced the net income for 1999 by $0.9 million. The net loss previously reported for 1998 was increased by $0.1 million and the net loss previously reported for 1997 was reduced by $0.5 million.

      Product sales increased to $223.7 million in 1999, from $168.1 million in 1998 and from $140.4 million in 1997. The increase in product sales in 1999 compared to 1998 is primarily due to increased sales by Gensia Sicor Pharmaceuticals mainly from the launch of its new product, propofol and from the sale of oncology finished goods inventory to Abbott Laboratories as a result of the Sales and Distribution Agreement entered into with Abbott in January 1999. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the Company had a 180-day exclusive period in which to sell propofol without other generic competition. The 180-day exclusivity period was initiated in the second quarter of 1999 with the commercial launch of propofol and expired on October 15, 1999. The Company's propofol product is being sold in the U.S. through Baxter, which is the Company's marketing partner for a variety of products in the U.S.

Product sales also increased in the international operations in 1999 compared to 1998 mainly as the result of sales of new products. The increase in product sales in 1998 compared to 1997 is due to the inclusion of operating results for Rakepoll Holding for the full twelve months in 1998 as opposed to only from February 28, 1997, the date of its acquisition, for the same period in 1997, and increased sales at Sicor de Mexico principally resulting from megestrol product sales. Sicor de Mexico successfully completed its initial FDA facility inspection in the second quarter of 1998 and commenced shipments of megestrol to a major U.S. customer. The increase is also due to the acquisition of Diaspa in December 1997 and increased sales at Genchem Pharma and Gensia Sicor Pharmaceuticals. Partially offsetting these increases was the termination of the Company's distribution agreement for the Laryngeal Mask Airway ("LMA") effective January 1, 1998. In 1997, the LMA accounted for approximately $12.1 million in product sales. The Company expects product sales to increase in 2000 compared to 1999 primarily from the continued growth of Gensia Sicor Pharmaceuticals' products approved for sale in the U.S. during 1999, mainly propofol, along with new products which the Company expects to be approved for sale by regulatory agencies during 2000 (e.g. hydralazine, thiotepa and bleomycin).

      Cost of sales in 1999 was $143.8 million which yielded a product gross margin of 36%, compared to a cost of sales of $119.2 million in 1998 which yielded a gross margin of 29%, and a cost of sales of $99.0 million in 1997 which yielded a gross margin of 29%. The increase in gross margin in 1999 compared to 1998 was primarily due to a more profitable product mix. This mix was positively impacted by the U.S. launch of three new products during the second quarter of 1999, propofol, haloperidol and alprostadil.

      Contract research and license fees for the years ended December 31, 1999, 1998, and 1997 were $5.3 million, $10.4 million, and $9.3 million, respectively. The decrease in 1999 compared to 1998 was primarily due to the divestiture of Metabasis during the second quarter of 1999 and an up-front non-refundable license fee received in June 1998 from a major U.S. pharmaceutical company for the development and production of sample batches of a bulk drug substance. The 1999 decrease was partially offset by a $3.5 million reimbursement received in March 1999 from Baxter for Gensia Sicor Pharmaceuticals' expenses incurred for propofol research and development. The increase in 1998 compared to 1997 was primarily due to an up-front non-refundable license fee received in June 1998 from a major U.S. pharmaceutical company for the development and production of sample batches of a bulk drug substance. In addition, in the fourth quarter of 1998, Metabasis achieved a certain milestone with Sankyo Co. Ltd., which resulted in the Company recording $1 million in research revenue. These increases were partially offset by a decrease in license revenue from fully amortizing certain deferred license revenue in 1998.

      Research and development expenses decreased to $15.8 million in 1999 from $23.1 million in 1998, and $26.1 million in 1997. The decrease in expenses in 1999 compared to 1998 was primarily due to the exclusion of Metabasis' expenses as a result of the divestiture of a 46% interest in Metabasis in the second quarter of 1999 and research related milestone payments made during 1998. The decrease in expenses in 1998 compared to 1997 was primarily due to the exclusion of Automedics' expenses as a result of the divestiture of an 81% interest in Automedics in the fourth quarter of 1997, and lower research spending by Metabasis. This was offset by increased expenses by the Rakepoll Holding companies as a result of the inclusion of operating results for Rakepoll Holding for the full twelve month period ended December 31, 1998 as opposed to only from February 28, 1997, the date of its acquisition, for the same period in 1997. Additionally, there was an increase in expenses from several research related milestone payments made during 1998, including costs incurred by Gensia Sicor Pharmaceuticals related to a co-development agreement with ASTA Medica.

      Selling, general and administrative expenses for the years ended December 31, 1999, 1998, and 1997 were $41.0 million, $36.0 million, and $47.0 million, respectively. The increase in expenses in 1999 compared to 1998 was mainly due to a cash payment received in the third quarter of 1998 from the settlement of a contamination lawsuit with Great Lakes Chemical Corporation, and higher legal expenses in 1999 related to the propofol litigation and other patent litigation. This increase was partially offset by lower expenses in 1999 resulting from the absence of Metabasis' expenses after the first quarter of 1999 due to the divestiture and the charge for the Protocol Systems lawsuit in 1998 (see Note 17). The decrease in expenses in 1998 compared to 1997 was primarily due to the divestiture of Automedics and the settlement of the contamination lawsuit with Great Lakes Chemical Corporation in June 1998.
These decreases were partially offset by the inclusion of operating results for Rakepoll Holding for the full twelve months in 1998 compared to ten months in the same period of 1997 and the reserve for the Protocol Systems lawsuit in 1998.

      The Company recorded amortization expenses of $6.1 million, $6.0 million, and $4.4 million for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in expenses in 1998 compared to 1997 was due to the amortization of goodwill resulting from the acquisition of 50% of Diaspa in December 1997 and the remaining 50% of Diaspa in June 1998, the acquisition of Genchem Vacallo in March 1998, and the inclusion of expenses related to the identified intangibles and goodwill resulting from the acquisition of Rakepoll Holding for the full twelve months in 1998 compared to ten months in the same period of 1997.

      The Company had interest and other expenses of $7.2 million, $6.7 million, and $2.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in expenses in 1999 compared to 1998 was primarily due to higher exchange losses in 1999 offset by a large product donation in the third quarter of 1998. The increase in expenses in 1998 compared to 1997 was mainly due to higher interest expenses, expenses from product donations, and a gain recognized on the sale of a parcel of land in 1997.

      During the second quarter of 1999, the Company divested a 46% interest in Metabasis, a proprietary research and development subsidiary, to Metabasis management. Following this transaction, the Company retains a 46% equity interest in Metabasis. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off its remaining investment in Metabasis of $1.8 million.

      The Company elected in January 1998 to write down the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million, due to, among other things, the lack of market acceptance of the GenESA System. The Company subsequently wrote off the remaining balance of $0.7 million in the fourth quarter of 1998.

      In December 1997, the Company divested an 81% interest in Automedics in order to reduce future operating losses and cash flow requirements associated with this business. As discussed in Note 13, due to the contingent nature of the royalty and milestone payments associated with this transaction, the Company recorded a charge of approximately $11.5 million. This restructuring charge included a $7.3 million write-off of intangible assets associated with products transferred into Automedics, specifically prepaid royalties for the GenESA System and Brevibloc rights, a $2.9 million loss realized on the sale of Automedics' assets and liabilities, and $1.3 million of severance related expenses.

      The Company also recorded a restructuring charge of $3.2 million in 1997 for the expected costs related to the consolidation of the Company's headquarters from San Diego, California to Irvine, California where Gensia Sicor Pharmaceuticals occupies approximately 220,000 square feet of manufacturing, warehousing, laboratory and office space. This consolidation was completed during the first quarter of 1998.

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

      The Company had income tax expenses of $1.7 million, $5.1 million, and $3.2 million for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in tax expense in 1999 compared to 1998 is primarily attributable to the utilization of net operating loss carryforwards in the U.S. and reduced profitability in one of the Italian operations. As of December 31, 1999, the Company had a federal tax net operating loss carryforward of approximately $253.6 million and a credit carryforward of approximately $11.6 million. The acquisition of Rakepoll Holding by the Company caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. This ownership change had a material impact on the utilization of approximately $238.2 million and $10.3 million of net operating loss and credit carryforward, respectively. The Company's Section 382 limitation is estimated to be approximately $11.5 million per year. Unused annual limitations may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the unrealized net built-in-gains in assets held by the Company at the time of the ownership change that are recognized within the five-year period after the ownership change.

      The Company had minority interest income of $31,000 for the year ended December 31, 1999 which represented the minority stockholders' proportionate share of the loss in Metabasis. Minority interest income for the year ended December 31, 1998 was $0.8 million, which represented the minority stockholders' proportionate share of the loss in Metabasis and Diaspa. In June 1998, Sicor S.p.A. purchased the remaining 50% interest in Diaspa.

      Dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. Annual dividends on preferred stock of $6.0 million in 1999, 1998, and 1997 consisted of payments of $1.5 million during each of the four quarters. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 2000, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had cash and cash equivalents of $47.5 million and working capital of $42.3 million compared to $24.5 million and $18.3 million, respectively, as of December 31, 1998. The increase in cash and working capital in 1999 resulted from $41.6 million of cash provided by operations and $15.3 million of cash from financing activities, offset by investment activities of $31.4 million and $2.5 million of exchange rate changes.

      Significant cash flow changes in operating assets and liabilities during the year ended 1999 included a $2.2 million decrease in inventories and a $10.0 million increase in accounts payable and accrued expenses. The decrease in inventory reflects the Company's successful launch of new products and tighter inventory controls. The increase in accounts payable and accrued expenses reflects the Company's higher expenses associated with new products and deferred income from its alliance partners, Abbott and Baxter.

      During 1999, the Company expended approximately $29.1 million for property and equipment. The expenditures related primarily to the following:
(i) increased propofol capacity at Gensia Sicor Pharmaceuticals; (ii) a new anthracyclines facility and related infrastructure at Sicor S.p.A.; and (iii) significant investments in the injectable and oncological facilities at Lemery. In December 1999, Diaspa completed a sale-leaseback transaction where it sold certain assets for net proceeds of approximately $12.3 million. The assets are being leased back from the purchaser over a period of 6.5 years for equipment and 9.5 years for land and buildings. Under the agreement, Diaspa will maintain deposits, initially in the amount of approximately $9.8 million, which will be reduced as future lease payments are made.

      During 1999, the Company paid cash dividends on its preferred stock totaling $6.0 million. At December 31, 1999, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

      During the second quarter of 1999, the Company raised approximately $35 million through a private placement of SICOR units for $4.00 per unit. Each unit consists of one share of Common Stock and a warrant to purchase one-tenth of one share of the Company's Common Stock for $5.75 per share. In connection with this transaction, the Company repaid the loan of $10 million made in the fourth quarter of 1998 by Carlo Salvi, the Company's President, Chief Executive Officer, director and principal stockholder. Mr. Salvi purchased 2.5 million SICOR units for a total of $10 million in the private placement.

      The Company had a net reduction of $6.8 million in short-term borrowings, proceeds of $14.1 million from the issuance of long-term debt and capital lease obligations, and principal reductions of $12.5 million in long-term debt and capital lease obligations during 1999. These changes reflect the expansion of operations and the pay down of higher cost loans utilizing operating cash flow and a portion of the private placement funds received in the second quarter of 1999.

      In May 1998, Sicor S.p.A. received notification from the Italian Ministry of University, Scientific & Technological Research that it has been awarded approximately $8.8 million in a grant and subsidized loan package for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. Accordingly, Sicor S.p.A. received approximately $0.8 million in the form of a subsidized loan, which is repayable in semi-annual installments of interest only for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2009. Sicor S.p.A. expects the next funding to occur in the second quarter of 2000 in the amount of approximately $0.6 million.

      The Company expects to incur additional costs, including manufacturing and marketing costs, to support anticipated product launches. The planned spending on sales and marketing activities during 2000 related to promoting products is approximately $14.5 million. Management also plans to invest in plant and equipment to increase and improve existing manufacturing capacity, including the expansion of facilities in Italy and Lemery and to make further investments in the oncology manufacturing facility at Gensia Sicor Pharmaceuticals in Irvine, California. Additional investments in plant and equipment are also planned for propofol production at Gensia Sicor Pharmaceuticals. Future spending relating to these planned capital expenditures in Italy, Mexico and Irvine, California, along with new planned capital expenditures, are estimated to total $34 million during 2000. This capital spending is anticipated to be funded through the Company's cash flow from operations and new lease agreements.

      The Company has significantly improved its cash flow results. During 1999, net cash provided by operating activities was $41.6 million compared to $9.7 million net cash used in operating activities for the same period of 1998. The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at December 31, 1999 of $47.5 million, and commitments from third parties, will enable it to maintain its current and planned operations. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt and lease financing, or a combination of these, for its capital and investment needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

      In March 1999, the Company's Italian subsidiary, Sicor S.p.A., entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options exercisable in 1999, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. Additionally, in September 1999, Sicor S.p.A. entered into sixteen monthly U.S. Dollar put/Lira call options, the first four contracts, exercisable in 1999, were for U.S. $0.5 million and the next twelve contracts, exercisable starting in January 2000, were for U.S. $1 million at a strike price of Lira 1,800 per U.S. $1. In addition, in November 1999, Sicor S.p.A. entered into twelve monthly U.S. $1 million U.S. Dollar put/Lira call options at a strike price of Lira 1,800 per U.S. $1 exercisable starting in January 2000. As of December 31, 1999, no contracts have been exercised.

IMPACT OF YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The cost incurred to date for the Year 2000 transition was approximately $1.7 million which includes software and hardware upgrades that would have been purchased in the normal course of business to accommodate future growth and worldwide integration. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

Report of Ernst & Young LLP, Independent Auditors                        F-1

Consolidated Balance Sheets at December 31, 1999 and 1998                F-2

Consolidated Statements of Operations for each of the
three years in the period ended December 31, 1999                        F-3

Consolidated Statement of Stockholders' Equity for each of
the three years in the period ended December 31, 1999                    F-4

Consolidated Statements of Cash Flows for each of the three
years in the period ended December 31, 1999                              F-5

Notes to Consolidated Financial Statements                               F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
SICOR Inc.

We have audited the accompanying consolidated balance sheets of SICOR Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SICOR Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As explained in Note 3 to the financial statements, the Company has given retroactive effect to the change in accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

                                       ERNST & YOUNG LLP

San Diego, California
February 16, 2000

                                   SICOR INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except par value data)

                                                                                         DECEMBER 31,
                                                                                      1999          1998
                                                                                    ---------    ---------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                      $  47,506    $  24,461
     Accounts receivable, net                                                          49,623       51,407
     Inventories, net                                                                  47,716       54,203
     Other current assets                                                               9,514       11,926
                                                                                    ---------    ---------
          Total current assets                                                        154,359      141,997

Property and equipment, net                                                           101,839      105,067
Other noncurrent assets                                                                22,551       11,243
Intangibles, net                                                                       42,971       46,572
Goodwill, net                                                                          64,459       67,849
                                                                                    ---------    ---------
                                                                                    $ 386,179    $ 372,728
                                                                                    =========    =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                               $  35,363    $  46,552
     Accrued payroll and related expenses                                               5,858        3,156
     Other accrued liabilities                                                         25,680       18,087
     Short-term borrowings                                                             36,685       49,625
     Current portion of long-term debt                                                  6,974        5,241
     Current portion of capital lease obligations                                       1,521        1,057
                                                                                    ---------    ---------
          Total current liabilities                                                   112,081      123,718

Other long-term liabilities                                                             9,599        5,826
Long-term debt, less current portion                                                   35,661       41,108
Long-term debt with related party                                                        --         10,000
Long-term capital lease obligations, less current portion                               2,447        1,210
Deferred taxes                                                                         17,537       21,453

Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, $.01 par value, 5,000 shares authorized,
        1,600 shares issued and outstanding, liquidation preference of
        $80,000                                                                            16           16
     Common stock, $.01 par value, 125,000 shares authorized, 88,848 and 79,717 shares issued and outstanding at December 31, 1999
        and 1998, respectively                                                            888          797
     Additional paid-in capital                                                       558,802      528,545
     Accumulated deficit                                                             (348,310)    (359,985)
     Accumulated other comprehensive income (loss)                                     (2,542)          40
                                                                                    ---------    ---------
          Total stockholders' equity                                                  208,854      169,413
                                                                                    ---------    ---------
                                                                                    $ 386,179    $ 372,728
                                                                                    =========    =========

                             See accompanying notes.

                                   SICOR INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                             1999         1998         1997
                                                          ---------    ---------    ---------
Revenues:
     Product sales                                        $ 223,700    $ 168,080    $ 140,424
     Contract research and license fees                       5,303       10,415        9,257
                                                          ---------    ---------    ---------
          Total revenues                                    229,003      178,495      149,681

Costs and expenses:
     Cost of sales                                          143,752      119,237       99,008
     Research and development                                15,797       23,140       26,118
     Selling, general and administrative                     41,001       35,968       46,993
     Amortization expense                                     6,098        5,982        4,367
     Interest and other, net                                  7,188        6,719        2,298
     Write-down of investment and restructuring charge        1,777        1,839       14,666
     Acquisition of in-process research and development        --           --         29,200
                                                          ---------    ---------    ---------
          Total costs and expenses                          215,613      192,885      222,650
                                                          ---------    ---------    ---------

Income (loss) before income taxes                            13,390      (14,390)     (72,969)
Provision for income taxes                                    1,746        5,111        3,179
                                                          ---------    ---------    ---------

Net income (loss) before minority interest                   11,644      (19,501)     (76,148)
Minority interest                                                31          800         --
                                                          ---------    ---------    ---------

Net income (loss)                                            11,675      (18,701)     (76,148)
Dividends on preferred stock                                 (6,000)      (6,000)      (6,000)
                                                          ---------    ---------    ---------

Net income (loss) applicable to common shares             $   5,675    $ (24,701)   $ (82,148)
                                                          =========    =========    =========

Net income (loss) per share
     - Basic                                              $     .07    $    (.31)   $   (1.14)
                                                          =========    =========    =========
     - Diluted                                            $     .07    $    (.31)   $   (1.14)
                                                          =========    =========    =========

Shares used in calculating per share amounts
     - Basic                                                 85,340       79,479       71,800
                                                          =========    =========    =========
     - Diluted                                               85,908       79,479       71,800
                                                          =========    =========    =========


                             See accompanying notes.

                                   SICOR INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1999
                                 (in thousands)

                                                     Convertible
                                                   Preferred Stock           Common Stock       Additional
                                                 -------------------      -------------------    Paid-in
                                                 Shares      Amount       Shares      Amount     Capital
                                                 ------      ------       ------     -------    ----------
             Balance at December 31, 1996         1,600    $      16       39,658   $     396   $ 332,782
Comprehensive income (loss):
   Net loss
   Foreign currency translation adjustments
   Unrealized gain on available for sale
       securities
   Comprehensive loss
Issuance of common stock                                                   38,991         390     191,069
Cash dividends on preferred stock                                                                  (6,000)
Issuance of warrants                                                                                3,571
Amortization of unearned compensation                                                                 776
Investment by Sankyo in Metabasis
   Therapeutics, Inc.                                                                               7,250
                                                  -----    ---------       ------   ---------   ---------
             Balance at December 31, 1997         1,600           16       78,649         786     529,448

Comprehensive income (loss):
   Net loss
   Foreign currency translation adjustments
   Comprehensive loss
Issuance of common stock                                                    1,068          11       5,097
Cash dividends on preferred stock                                                                  (6,000)
                                                  -----    ---------       ------   ---------   ---------
             Balance at December 31, 1998         1,600           16       79,717         797     528,545

Comprehensive income (loss):
   Net income
   Foreign currency translation adjustments
   Comprehensive income
Issuance of common stock                                                    9,131          91      36,441
Cash dividends on preferred stock                                                                  (6,000)
Other                                                                                                (279)
Amortization of unearned compensation                                                                  95
                                                  -----    ---------    ---------   ---------   ---------
             Balance at December 31, 1999         1,600    $      16       88,848   $     888   $ 558,802
                                                  =====    =========    =========   =========   =========


                                                                             Accumulated
                                                                                Other          Total
                                                 Accumulated    Unearned    Comprehensive   Stockholders'
                                                   Deficit    Compensation   Income(Loss)      Equity
                                                 ------------ ------------  -------------   -------------
             Balance at December 31, 1996         $(265,136)   $     (55)     $      (4)     $  67,999
Comprehensive income (loss):
   Net loss                                         (76,148)                                   (76,148)
   Foreign currency translation adjustments                                        (876)          (876)
   Unrealized gain on available for sale
       securities                                                                     4              4
                                                                                            -------------
   Comprehensive loss                                                                          (77,020)
Issuance of common stock                                                                       191,459
Cash dividends on preferred stock                                                               (6,000)
Issuance of warrants                                                                             3,571
Amortization of unearned compensation                                 55                           831
Investment by Sankyo in Metabasis
   Therapeutics, Inc.                                                                            7,250
                                                  ---------    ---------      ---------      ---------
             Balance at December 31, 1997          (341,284)        --             (876)       188,090

Comprehensive income (loss):
   Net loss                                         (18,701)                                   (18,701)
   Foreign currency translation adjustments                                         916            916
                                                                                            -------------
   Comprehensive loss                                                                          (17,785)
Issuance of common stock                                                                         5,108
Cash dividends on preferred stock                                                               (6,000)
                                                  ---------    ---------      ---------      ---------
             Balance at December 31, 1998          (359,985)        --               40        169,413

Comprehensive income (loss):
   Net income                                        11,675                                     11,675
   Foreign currency translation adjustments                                      (2,582)        (2,582)
                                                                                            -------------
   Comprehensive income                                                                          9,093
Issuance of common stock                                                                        36,532
Cash dividends on preferred stock                                                               (6,000)
Other                                                                                             (279)
Amortization of unearned compensation                                                               95
                                                  ---------    ---------      ---------      ---------
             Balance at December 31, 1999         $(348,310)   $    --        $  (2,542)     $ 208,854
                                                  =========    =========      =========      =========

                             See accompanying notes.

                                   SICOR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                YEARS ENDED DECEMBER 31,
                                                                          -----------------------------------
                                                                            1999         1998         1997
                                                                          ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss)                                                         $  11,675    $ (18,701)   $ (76,148)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                           18,872       17,947       14,320
     (Gain) loss on disposal of property and equipment                          248          256         (850)
     Minority interest                                                          (31)        (800)        --
     Deferred income tax                                                     (3,145)       2,020        2,034
     Inventory purchase price allocation adjustments                            564          301        4,416
     Write-down of investment and restructuring charge                        1,777        1,839       14,666
     Charge for acquired in-process research and development                   --           --         29,200
Changes in operating assets and liabilities, net of effects
   from acquisitions and divestitures:
     Accounts receivable                                                     (1,354)      (4,549)     (10,782)
     Inventories                                                              2,237       (7,279)         231
     Prepaid expenses and other assets                                          771       (5,278)       5,142
     Accounts payable and accrued expenses                                    9,964        4,548       (9,804)
                                                                          ---------    ---------    ---------
           Net cash provided by (used in) operating activities               41,578       (9,696)     (27,575)

Cash flows from investing activities:
     Purchases of property and equipment                                    (29,127)     (17,572)     (24,291)
     Proceeds from sale of property                                          12,433          131        2,911
     Other noncurrent assets                                                 (9,758)        --           --
     Divestiture of Metabasis Therapeutics, Inc.                             (4,911)        --           --
     Acquisitions of businesses, net of cash acquired                          --         (7,551)     (10,975)
     Proceeds from short-term investments                                      --          2,000       18,747
     Purchases of short-term investments                                       --         (2,000)     (13,651)
     Acquisition of intangible asset                                           --           --         (5,593)
     Other                                                                     --           (697)         187
                                                                          ---------    ---------    ---------
          Net cash used in investing activities                             (31,363)     (25,689)     (32,665)

Cash flows from financing activities:
     Payments of cash dividends on preferred stock                           (6,000)      (6,000)      (6,000)
     Issuance of common stock and warrants, net                              36,532        1,556       44,848
     Change in short-term borrowings                                         (6,791)      11,499       10,442
     Issuance of long-term debt from related party                             --         10,000         --
     Issuance of long-term debt and capital lease obligations, net           14,112        3,420       33,425
     Principal payments on long-term debt from related party                (10,000)        --           --
     Principal payments on long-term debt and capital lease obligations     (12,549)      (4,134)      (3,084)
     Proceeds from Sankyo's investment in Metabasis                            --           --          7,250
     Funding from minority shareholder                                         --            972         --
     Payments for debt issuance costs                                          --           --           (931)
                                                                          ---------    ---------    ---------
          Net cash provided by financing activities                          15,304       17,313       85,950
                                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash                                      (2,474)         909         (357)
                                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                             23,045      (17,163)      25,353
Cash and cash equivalents at beginning of year                               24,461       41,624       16,271
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year                                  $  47,506    $  24,461    $  41,624
                                                                          =========    =========    =========

Supplemental disclosure of cash flow information:
    Interest paid                                                         $   5,383    $   4,586    $   2,657
    Income taxes paid                                                         1,120        3,564        3,737
Supplemental schedule of non-cash investing and financing activities:
    Discount on long-term debt                                                 --           --          3,571
    Common stock issued to settle accrued liabilities                          --          3,553         --
    Common stock issued to acquire net assets of businesses:
         Fair value of assets acquired, other than cash                        --           --        206,933
         Liabilities assumed                                                   --           --        (81,270)


                             See accompanying notes.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.    BASIS OF PRESENTATION

      ORGANIZATION

      SICOR Inc. (formerly Gensia Sicor Inc.) ("SICOR" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. SICOR is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and injectable pharmaceutical markets. The Company is headquartered in Irvine, California. On February 28, 1997, SICOR completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses:
SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor S.p.A. purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor S.p.A.'s business. In June 1998, Sicor S.p.A. purchased the remaining 50% of Diaspa. During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary, after which the Company retains a 46% interest.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly-owned subsidiaries are as follows:
Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at December 31, 1999 and 1998 include the assets, liabilities and stockholders' equity of the combined companies. The consolidated statement of operations and statement of cash flows for the year ended December 31, 1997 include the results for Rakepoll Holding from February 28, 1997 (the date of acquisition). As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, and accordingly, Diaspa became a wholly-owned subsidiary in the second quarter of 1998. Subsequent to the divestiture of a 46% interest in Metabasis, the Company retains a 46% equity interest in Metabasis. Accordingly, starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method as the Company no longer had control of Metabasis. Consequently, the consolidated statement of operations and statement of cash flows for the year ended December 31, 1999 include the results for Metabasis through the first quarter of 1999 only.

      FINANCIAL STATEMENT PREPARATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform with the current year presentation.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      Cash, cash equivalents and short-term investments consist of highly liquid instruments. The Company considers instruments purchased with an original maturity of three months or less to be cash equivalents. Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

      CONCENTRATION OF CREDIT RISK

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

      The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The Company's four largest customers accounted for approximately 50% of product sales for 1999. At December 31, 1999, these customers accounted for approximately 45% of net accounts receivable.

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Effective January 1, 1999, Sicor S.p.A. changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the FIFO method. See Note 3.

      PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives: building and building improvements - 11 to 20 years; machinery and equipment - 3 to 15 years; office furniture and equipment 3 to 12 years.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      INTANGIBLE ASSETS

      The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including developed technology, trademarks and assembled workforce, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to the purchase of proprietary technology rights. Amortization of intangible assets is computed on the straight-line method over the following estimated useful lives: technology rights - 5 years; assembled workforce - 5 years; developed technology 17 years; trademarks - 30 years; goodwill - 10 to 30 years.

      IMPAIRMENT OF LONG-LIVED ASSETS

      The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

      FINANCIAL INSTRUMENTS

      The Company does not hold or issue financial instruments for trading purposes. The Company values financial instruments as required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying amounts of cash, accounts receivable, short-term debt and long-term, and variable-rate debt approximate fair value. The Company estimates that the carrying value of long-term fixed rate debt approximates fair value based on the Company's estimated current borrowing rates for debt with similar maturities.

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

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      EARNINGS PER SHARE

      Basic EPS includes no dilution and is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive effect, determined by the treasury stock method, of additional common shares that are issuable upon exercise of outstanding stock options and warrants.

      The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     ------   ------   ------
Basic weighted average common shares outstanding     85,340   79,479   71,800
Net effect of dilutive common share equivalents:
      Options                                           325     --       --
      Warrants                                          243     --       --
                                                     ------   ------   ------
Diluted weighted average common shares outstanding   85,908   79,479   71,800
                                                     ======   ======   ======


      The conversion of the Convertible Exchangeable Preferred Stock (see Note
9) and Subordinated Convertible Notes (see Note 8) was not assumed for purposes of computing diluted ESP for the years ended December 31, 1999, 1998, and 1997 since its effect would be anti-dilutive.

      STOCK-BASED COMPENSATION

      As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for common stock options granted to employees using the intrinsic value method prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. Deferred compensation for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest.

      COMPREHENSIVE INCOME (LOSS)

      As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The new standard established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


      FOREIGN CURRENCY TRANSLATION

      The financial statements of subsidiaries outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange.

      FOREIGN CURRENCY CONTRACTS

      The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying monthly call options priced to strike at a rate equal to or above the budgeted exchange rate. The cost of the borrowing is recorded as interest expense when it is incurred. The cost of the options is recognized at the time the options are purchased. Gains on the options are recorded as foreign exchange gains at the time the options are exercised.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statement" ("SAB 101"). Among other things, SAB 101 discusses the SEC Staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. The Company is currently evaluating the impact of SAB 101 on the accounting for up-front license fees received in prior years. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

3.    CHANGE IN ACCOUNTING PRINCIPLES

      Sicor S.p.A., at the time of acquisition in 1997, used the LIFO method to determine inventory valuation. Effective January 1, 1999, Sicor S.p.A. changed to the FIFO method. The change in accounting principal, which has been applied retroactively, was made to conform the inventory valuation method of the Sicor S.p.A. to the method used for all of the Company's other operations. At the time of acquisition, this change was considered but delayed because of the relative insignificance of the accounting change and the need to concentrate on other more pressing merger related issues. As expected, since the acquisition, the Company has been more

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


fully integrated and management believes one worldwide inventory valuation method is preferable. Additionally, the Company has been in a stable price environment where LIFO and FIFO are approximately the same and prices are not expected to increase significantly in the foreseeable future. As such, FIFO more closely represents current costs in the current stable price environment.

      The effect of this change was to decrease income by $0.9 million ($.01 per share) in 1999, increase income by $0.1 million (no change per share) in 1998, and decrease income by $0.5 million ($.01 per share) in 1997. There was no effect on beginning retained earnings in 1997.

4.    COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS

                                                 December 31,
                                               1999        1998
                                             --------    --------
                                                (in thousands)
Receivables:
      Trade receivables                      $ 51,983    $ 53,337
      Less allowance for doubtful accounts     (2,360)     (1,930)
                                             --------    --------
                                             $ 49,623    $ 51,407
                                             ========    ========


      Approximately $18.1 million and $30.9 million of trade receivables at December 31, 1999 and 1998, respectively were pledged as security for short-term borrowings (see Note 7).

                                                               December 31,
                                                            1999          1998
                                                          ---------    ---------
                                                              (in thousands)
Inventories:
      Raw materials                                       $  24,767    $  21,543
      Work-in-process                                         9,421       11,154
      Finished goods                                         17,904       23,704
                                                          ---------    ---------
                                                             52,092       56,401
         Less reserve                                        (4,376)      (2,198)
                                                          ---------    ---------
                                                          $  47,716    $  54,203
                                                          =========    =========

Other current assets:
      Prepaid expenses                                    $   3,343    $   2,949
      VAT receivable                                          1,995        1,961
      Other taxes receivable                                  1,911        3,797
      Other receivables                                       2,265        3,219
                                                          ---------    ---------
                                                          $   9,514    $  11,926
                                                          =========    =========

Property and equipment:
      Land and land improvements                          $   1,452    $   1,738
      Buildings and building improvements                    21,161       20,074
      Machinery and equipment                                91,064       95,336
      Office furniture and equipment                          4,925        5,942
      Construction in progress                               19,969       16,301
                                                          ---------    ---------
                                                            138,571      139,391
      Less accumulated depreciation and amortization        (36,732)     (34,324)
                                                          ---------    ---------
                                                          $ 101,839    $ 105,067
                                                          =========    =========

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      At December 31, 1999 and 1998, equipment acquired under capital lease obligations totaled $7.2 million and $5.4 million, respectively. Such leased equipment is included in property and equipment, net of accumulated amortization of $1.6 million and $1.0 million at December 31, 1999 and 1998, respectively.

      Depreciation expense, including amortization of capital leases, was $11.8 million, $11.0 million, and $9.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.


                                                        December 31,
                                                      1999        1998
                                                    --------    --------
                                                        (in thousands)
Other noncurrent assets:
         Restricted deposit                         $ 14,683    $  4,925
         Deferred expenses                             4,627       2,198
         Deferred tax asset                              393         982
         Other                                         2,848       3,138
                                                    --------    --------
                                                    $ 22,551    $ 11,243
                                                    ========    ========

Intangibles:
         Developed technology                       $ 45,293    $ 45,293
         Trademarks                                    4,600       4,600
         Assembled workforce                           2,270       2,270
         Technology rights                               832         970
                                                    --------    --------
                                                      52,995      53,133
         Less accumulated amortization               (10,024)     (6,561)
                                                    --------    --------
                                                    $ 42,971    $ 46,572
                                                    ========    ========

Goodwill:
      Goodwill                                      $ 71,587    $ 72,210
      Less accumulated amortization                   (7,128)     (4,361)
                                                    --------    --------
                                                    $ 64,459    $ 67,849
                                                    ========    ========

Other current accrued liabilities:
         Deferred tax liability                     $  5,597    $  5,618
         VAT and other taxes payable                   7,225       3,314
         Liabilities to marketing partners             4,744        --
         Deferred revenue                               --           729
         Other                                         8,114       8,426
                                                    --------    --------
                                                    $ 25,680    $ 18,087
                                                    ========    ========

Other long-term liabilities:
         Deferred revenue                           $  5,610    $    153
         Severance indemnities                         2,928       3,089
         Contamination reserve                          --         1,827
         Other                                         1,061         757
                                                    --------    --------
                                                    $  9,599    $  5,826
                                                    ========    ========

      Severance indemnity is paid in Italy to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

5.    DISTRIBUTION AGREEMENTS

      Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories ("Abbott") in January 1999, under which the two companies formed a strategic alliance for the marketing and distribution of oncology products in the United States. Under the agreement, the Company received $5.6 million from Abbott in the first quarter of 1999 representing an initial commitment fee to help finance Gensia Sicor Pharmaceuticals' future development of generic oncology drugs. Given the nature of this commitment, the Company has elected to recognize these commitment fees over the life of the agreement, through the year 2005.

      Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter Pharmaceutical Products, Inc. ("Baxter") under which a fee of approximately $3.5 million was received in March 1999 from Baxter to reimburse Gensia Sicor Pharmaceuticals for its expenses previously incurred for propofol research and development. The Company recognized this amount as contract research and license revenue in the first quarter of 1999. In April 1999, the Company, through Baxter, launched its generic propofol product.

6.    INVESTMENTS

      The following is a summary of available-for-sale securities classified as cash and cash equivalents (in thousands):

                                                              December 31,
                                                          1999             1998
                                                        -------          -------
U.S. corporate securities                               $12,231          $ 5,423
U.S. government securities                               14,593             --
                                                        -------          -------
                                                        $26,824          $ 5,423
                                                        =======          =======



      The amortized cost of available-for-sale securities approximated fair value at both December 31, 1999 and 1998. Gross realized gains and losses on sales of available-for-sale securities were immaterial in 1999, 1998, and 1997.

7.    SHORT-TERM BORROWINGS

      Short-term borrowings consist of the following (in thousands):

                                                                               December 31,
                                                                              1999      1998
                                                                            -------   -------
Repayable in U.S. dollars and Italian lira under credit line arrangements   $35,525   $46,061
Repayable in U.S. dollars and Swiss francs                                    1,160     3,564
                                                                            -------   -------
                                                                            $36,685   $49,625
                                                                            =======   =======

      The Company's Italian subsidiaries maintain credit line arrangements with several banks where most are pledged with trade receivables to the banks in return for short-term borrowings in U.S. dollars and Italian lira. These transactions effectively eliminate most of the Company's foreign exchange risk associated with these receivables. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

consolidated financial statements. The weighted average interest rate on these borrowings was approximately 5.7% at December 31, 1999 and 1998.

      The short-term borrowings from banks, repayable in U.S. dollars and Swiss francs are unsecured. The terms of the borrowings range from three to six months. The weighted average interest rate on these borrowings was approximately 11.2% and 7.2% at December 31, 1999 and 1998, respectively.

8.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                       December 31,
                                                                                    1999        1998
                                                                                  --------    --------
2.675% subordinated convertible notes due 2004, net of unamortized discount of $2,228 and $2,742 at December 31, 1999 and 1998,
      respectively, effective interest rate of 5.9%                               $ 17,772    $ 17,258
Mortgage notes payable                                                              11,364      15,854
Notes payable to bank                                                                3,660       5,997
Notes payable to suppliers                                                           7,788       5,782
Notes payable to Italian Ministry of Industry                                        1,003       1,232
Research project loan payable                                                          822        --
Other                                                                                  226         226
                                                                                  --------    --------
                                                                                    42,635      46,349
Less:  current portion                                                              (6,974)     (5,241)
                                                                                  --------    --------
Long-term debt, net of current portion                                            $ 35,661    $ 41,108
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

      The Notes are convertible at the option of the holder at any time into SICOR Convertible Preferred Stock or Common Stock at a conversion price of $100 per share and $3.78 per share, respectively, subject to adjustment under certain conditions. At the Company's option, the Notes are convertible into SICOR Preferred Stock at a conversion price of $100 per share, subject to meeting certain financial conditions or SICOR Common Stock price levels. At the Company's option, the Notes are redeemable on or after 18 months of the closing date, subject to meeting certain SICOR Common Stock price levels.

      In connection with the Notes, Warrants to purchase up to 2,645,503 shares of SICOR Common Stock at $4.35 per share were also issued. Fifty percent of these Warrants are Conditional Warrants that may not be exercised for three years and will be cancelled if the SICOR Common Stock price exceeds certain levels during the first three years after the closing. The estimated fair market value of the Warrants of $3.6 million was recorded as a discount on Notes payable and is being amortized to interest expense over the term of the Notes. All Warrants were outstanding at December 31, 1999.

      The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $5.8 million. Additionally, a certain portion of the note is secured by deposits maintained by Diaspa following the sale-leaseback transaction of certain assets (see Note 14). The mortgage notes

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

payable are repayable in quarterly and semi-annual installments of principal and interest through 2005. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 4.5% and 5.8% at December 31, 1999 and 1998, respectively.

      The notes payable to a bank are unsecured and are repayable in monthly and semi-annual installments of principal and interest through 2003. The weighted average fixed interest rate on these notes was 6.9% at December 31, 1999 and 1998.

      Notes payable to suppliers are secured by certain machinery and equipment with a carrying value of approximately $6.8 million and are repayable in quarterly and semi-annual installments of principal and interest through 2004. The weighted average fixed interest rate on these notes was 5.4% and 6.7% at December 31, 1999 and 1998, respectively.

      The notes payable to the Italian Ministry of Industry are secured by certain production facilities and are repayable in annual installments of principal and interest through 2009. The weighted average fixed interest rate on these notes was 7.3% at December 31, 1999 and 1998.

      The research project loan payable is from the Italian Ministry of University, Scientific & Technological Research under the approximately $8.8 million in total grant and subsidized loan package for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. The loan is repayable in semi-annual installments of interest only for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2009. The variable interest rate on the loan was 4.4% at December 31, 1999.

      Long-term debt maturities for each of the next five years are as follows (in thousands): $6,974 in 2000; $6,210 in 2001; $4,348 in 2002; $3,387 in 2003
and $19,985 in 2004. Interest expense for 1999, 1998, and 1997 was $6.3 million, $6.1 million, and $3.7 million, respectively.

9.    STOCKHOLDERS' EQUITY

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

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding Preferred Stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding Preferred Stock. The Company resumed payment of the Preferred Stock dividend in September 1996. At December 31, 1999, the Company had approximately $7.5 million ($4.69 per share) in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid. The holder of this Preferred Stock has no other voting rights.

      WARRANTS

      In July 1996, warrants to purchase 70,000 shares of Common Stock were issued in connection with a lease financing commitment for Gensia Sicor Pharmaceuticals. These warrants have an exercise price of $5.25 per share and expire in July 2006. At December 31, 1999, all warrants were outstanding.

      In March 1997, the Company sold approximately 4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $4.1875 per share. These warrants expire in December 2002. At December 31, 1999, warrants to purchase an aggregate of 1,871,000 shares of SICOR Common Stock were outstanding.

      In December 1997, the Company sold approximately 2.4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at a per share exercise price of $7.34 per share. These warrants expire in July 2003. If a purchaser sold the Common Stock purchased in the Unit offering prior to June 30, 1998, then the purchaser was not issued the Warrant component of the Unit. At December 31, 1999, warrants to purchase an aggregate of 1,227,000 shares of SICOR Common Stock were outstanding.

      During the second quarter of 1999, the Company sold approximately 8.7 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-tenth of a share of Common Stock at a per share exercise price of $5.75 per share. These warrants expire in December 2003. Each Warrant is to be issued if the holder sells no Common Stock or other securities of the Company for a period commencing from the date of the purchase of Units and ending on December 31, 2000. At December 31, 1999, warrants to purchase an aggregate of 867,500 shares of SICOR Common Stock were outstanding.

      Additional warrants were issued in connection with the issuance of the 2.675% Subordinated Convertible Notes (see Note 8).

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

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

      EMPLOYEE STOCK PURCHASE PLAN

      The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 12% of their total compensation during each six-month offering period, subject to certain limitations. The 1992 ESPP, as amended, authorizes up to 700,000 shares to be issued under the plan. During the year ended December 31, 1999, 1998, and 1997, shares totaling 50,139, 82,392, and 65,670 were issued under the plan at an average price of $3.52, $3.52, and $3.77 per share, respectively. At December 31, 1999, 177,050 shares were reserved for future issuance.

      STOCK OPTION PLANS

      In February 1997, the stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The Stock Plan provides for both the direct award or sale of Common Shares and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four-year period and are exercisable for up to ten years from the grant date. The 1997 Stock Plan, as amended, authorizes up to 5,600,000 shares to be issued. This amount will be increased by any shares not subject to exercise under the 1990 Stock Plan or which are not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of SICOR Common Stock have been authorized for issuance. Accordingly, as of December 31, 1999, 11,983,334 shares were authorized for issuance under both stock option plans.

      In September 1997, the stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, 500,000 shares were authorized for issuance and the full 500,000 shares were issued to the Company's current Chairman of the Board, who at the time of issuance was a non-executive Chairman of the Board. Of the 500,000 shares subject to the Chairman's Options, 200,000 shares were fully vested, and the remaining 300,000 shares will vest in increments of 100,000 shares subject to meeting certain performance conditions. No compensation expense has been recorded related to these options through the year ended December 31, 1999 (see Note 19).

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

                                                                YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------
                                              1999                          1998                        1997
                                       ------------------------     ----------------------     -----------------------

                                                       Weighted                   Weighted                    Weighted
                                                        Average                   Average                     Average
                                         Number        Exercise       Number      Exercise       Number       Exercise
                                       of Shares        Price       of Shares       Price      of Shares        Price
                                       ---------       --------     ---------     --------     ---------      --------
Outstanding - beginning
     of year                              5,631         $ 4.76        5,520        $ 4.90         4,154        $ 5.03
         Granted                          1,177           4.42        1,175          4.14         2,635          4.44
         Exercised                         (281)          4.42         (204)         4.13          (623)         3.90
         Canceled                          (909)          5.27         (860)         4.84          (646)         4.84
                                          -----         ------        -----        ------         -----        ------
Outstanding - end of year                 5,618         $ 4.62        5,631        $ 4.76         5,520        $ 4.90
                                          =====         ======        =====        ======         =====        ======
Exercisable - end of year                 3,633         $ 4.77        3,787        $ 4.99         3,566        $ 5.16
                                          =====         ======        =====        ======         =====        ======


      The following table summarizes information about stock options outstanding at December 31, 1999 (number of shares in thousands):

                                        Options Outstanding                                     Options Exercisable
                                 ----------------------------------------                    ------------------------
                                                 Weighted
                                                  Average        Weighted                                    Weighted
                                                 Remaining        Average                                    Average
                                   Number       Contractual      Exercise                      Number        Exercise
                                 of Shares    Life (In Years)      Price                     of Shares        Price
                                 ---------    ---------------    --------                    ---------       --------
$2.38 to $3.50                       318            6.6           $ 3.15                         241         $ 3.16
$3.51 to $4.00                       930            8.5             3.87                         430           3.87
$4.04 to $4.50                     1,428            7.7             4.29                         737           4.28
$4.52 to $5.00                     2,393            6.3             4.75                       1,876           4.77
$5.06 to $6.00                       411            7.8             5.25                         228           5.28
$6.25 to $28.48                      138            4.6            12.41                         121          13.24
                                   -----            ---           ------                       -----         ------
$2.38 to $28.48                    5,618            7.1           $ 4.62                       3,633         $ 4.77
                                   =====            ===           ======                       =====         ======

      Shares of Common Stock reserved at December 31, 1999 for the exercise of available and outstanding stock options including the Chairman's options totaled 8,813,146.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      Pro Forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.7% to 5.8%, 5.1% to 5.2% and 6.1% to 6.2%; dividend yields of 0% for 1999, 1998 and 1997; volatility factors of the expected market price of the Company's Common

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Stock of 59.3% for 1999 and 36.2% for 1998 and 1997; and a weighted-average life of six to seven years for 1999, five to six years for 1998 and four to five years for 1997.

      The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during the years 1999, 1998, and 1997 were $2.82, $2.55, and $2.41 per share, respectively.

      For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the vesting period of such stock or options. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma information in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information for the years ended December 31 is as follows (in thousands except per share date):

                                                   1999        1998        1997
                                                 --------    --------    --------
Net income (loss):
     As reported                                 $  5,675    $(24,701)   $(82,148)
     Pro forma                                   $  3,561     (26,412)    (82,264)
Basic and diluted net income (loss) per share:
     As reported                                 $    .07    $   (.31)   $  (1.14)
     Pro forma                                   $    .04        (.33)      (1.15)

      SHARES RESERVED FOR FUTURE ISSUANCE

      The following shares of common stock are reserved for future issuance at December 31, 1999 (in thousands):



1990 and 1997 Stock Plan                      8,313
Chairman's Options                              500
Employee Stock Purchase Plan                    177
401(k) plan                                     453
Warrants                                      6,731
Subordinated Convertible Notes                5,291
Convertible Exchangeable Preferred Stock      2,899
                                             ------
                                             24,364
                                             ======


10.   EMPLOYEE SAVINGS AND RETIREMENT PLAN

      The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 15% of their salary, subject to annual limits. Effective January 1, 1999, the Company matched 25% of the employee pretax contribution, up to an annual maximum of $1,875. The matching contribution was in the form of the Company Common Stock. As of December 31 1999, 500,000 shares were authorized for contribution pursuant to the plan and 46,659 shares had been issued valued at $168,000.

11.   ACQUISITIONS

      RAKEPOLL HOLDING B.V.

      On February 28, 1997, after shareholder approval, the Company acquired all of the outstanding shares of capital stock of Rakepoll Holding from Rakepoll Finance in exchange for 29,500,000 shares of the Company's Common Stock and $100,000. The transaction was accounted for using the purchase method. The total purchase price was $157.1 million, which was comprised of the fair value of Common Stock issued of $146.6 million, acquisition costs of $10.4 million, and a cash payment of $100,000.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      Based on the purchase price of $157.1 million, allocation of the total acquisition cost is as follows (in thousands):

Net tangible assets                                                   $  30,967
Developed technology                                                     45,000
Other intangibles                                                         6,870
In-process research and development                                      29,200
Deferred income tax                                                     (23,068)
Goodwill                                                                 68,126
                                                                      ---------
     Total                                                            $ 157,095
                                                                      =========


      The developed technology and other intangibles are being amortized over their estimated lives. The excess of the purchase price over the fair value of identified assets and liabilities of $45.0 million and the deferred income tax liability of $23.1 million were recorded as goodwill, which is being amortized over its estimated life of 30 years. The determination of acquired in-process research and development took under consideration both the costs and internal resources necessary to advance the in-process technology to clinical development and eventual approval by regulatory agencies. Management also considered the risks of possible negative outcomes during clinical development, as well as changes in the market place with respect to competing technologies. At the time of acquisition, the technological feasibility of the acquired in-process research and development had not yet been established and it was determined that the technology had no future alternative uses. Accordingly, the value assigned to in-process research and development was immediately charged to the statement of operations. This charge is not deductible for income tax purposes.

      DIASPA S.p.A.

      In December 1997, Sicor S.p.A. purchased a 50% equity interest in Diaspa, an Italian company engaged in the manufacture of certain raw materials used in Sicor S.p.A.'s business for $2.7 million. The remaining 50% interest in Diaspa was purchased by Archimica S.p.A. ("Archimica"), an Italian bulk pharmaceutical company in which the Company's President, Chief Executive Officer, director and a principal stockholder, had a 50% beneficial ownership. In June 1998, Sicor S.p.A. purchased the remaining 50% interest from Archimica for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. For financial reporting purposes, the acquisition of Diaspa's net assets was accounted for using the purchase method. Diaspa was consolidated in the 1997 financial statements as the Company had an other than temporary controlling financial interest.

      The following unaudited pro forma data reflects the combined results of operations of the Company, Rakepoll Holding and Diaspa as if the acquisition had occurred on January 1, 1997 (in thousands, except per share data):

                                                                      Year Ended
                                                                   December 31, 1997
                                                                   -----------------
Total revenues                                                        $ 176,922
Net loss after preferred stock dividends                                (85,325)
Basic and diluted net loss per share                                  $   (1.15)

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

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

12. RELATED PARTIES

         The Company has agency agreements with Alco Chemicals ("Alco"). In September 1996, the majority shareholder of Alco acquired a majority of the outstanding shares of Rakepoll Finance N.V., which owns approximately 33% the Company's outstanding Common Stock. The same majority shareholder of Alco is also President, Chief Executive Officer and a director of the Company and beneficially owns approximately 37% of the Company Common Stock.

      Under the terms of its agreements with the Company, Alco is to receive commissions equal to 4% of sales to third-party non-Italian customers. The agreements are in place for five years, unless there is a change in control of Alco. The agreement permits the Company to sell its products directly or through other agents. If the Company pays commissions that are less than the contractual commission percentage to such agents, the Company must pay the differential between the commissions paid and the contractual percentage to Alco. Commission expenses relating to Alco were approximately $2.3 million, $2.1 million and $2.0 MILLION for the years ended December 31, 1999, 1998, and 1997, respectively, and the net outstanding payable to Alco at December 31, 1999 and 1998 was $0.6 million and $0.7 million, respectively.

      Lemery in Mexico purchases raw materials and supplies from two companies in which Lemery's Managing Director and Director of Operations have beneficial ownership. The combined material and supply purchases made by Lemery during 1999 and 1998 from these two companies totaled approximately $2.6 million and $3.1 million, respectively.

      Sicor S.p.A. purchased a 50% equity interest in Diaspa (see Note 11) in December 1997 for approximately $2.7 million. The remaining 50% interest of Diaspa was purchased by Archimica, a company in which the Company's President, Chief Executive Officer, director and a principal stockholder, had a 50% beneficial ownership. In June 1998, Sicor S.p.A. purchased the remaining 50% interest from Archimica for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. Product sales to

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

Archimica were approximately $3.0 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company had a net receivable balance from Archimica of $2.3 million and a net payable balance to Archimica of $34,000, respectively.

      The Company paid approximately $0.1 million in 1999 for services provided by a consulting firm owned by the Company's Executive Vice President, Chief Operating Officer and director, and approximately $0.2 million for services provided by a market research firm in which the same individual serves as a director.

      In March 1998, Genchem Pharma Ltd. acquired a research and development branch in Vacallo, Switzerland for $1.9 million from Alco.

      In December 1998, the Company sold $10 million of 8% Subordinated Convertible Notes due January 10, 2001 to the Company's President, Chief Executive Officer, director and a principal stockholder. The Company subsequently repaid the principal and accrued interest in the second quarter of 1999.

13. WRITE-DOWN OF INVESTMENT AND RESTRUCTURING CHARGE

      During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc., a proprietary research and development subsidiary, to Metabasis management. Following this transaction, the Company retains a 46% equity interest in Metabasis and will receive royalty payments if technologies currently owned by Metabasis are licensed or if products are developed and sold using those technologies. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off $1.8 million related to its remaining investment in Metabasis. Starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method.

      In December 1997, the Company divested an 81% interest in Gensia Automedics, Inc. ("Automedics") in order to reduce future operating losses and cash flow requirements associated with this business. Due to the contingent nature of the royalty and milestone payments associated with this transaction, the Company recorded a charge of approximately $11.5 million. This restructuring charge included a $7.3 million write-off of intangible assets associated with products transferred into Automedics, specifically prepaid royalties for the GenESA System and Brevibloc rights, a $2.9 million loss realized on the sale of Automedics' assets and liabilities, and $1.3 million of severance expenses. Due to the lack of market acceptance of the GenESA System, the Company wrote off the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million in the first quarter of 1998 and subsequently wrote off the remaining balance of $0.7 million in the fourth quarter of 1998. In August 1999, the Company reached a settlement with Protocol Systems, Inc. concerning the alleged breach of a supply agreement related to the GenESA System. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations in 1999 as an adequate provision was recorded in the fourth quarter of 1998.

      In December 1997, the Company relocated its corporate staff from San Diego, California to Irvine, California to improve operating efficiencies and reduce operating costs. The Company's wholly-owned subsidiary, Gensia Sicor Pharmaceuticals, occupies approximately 220,000 square feet of manufacturing,

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

warehousing, laboratory and office space in Irvine. In connection with the relocation, the Company recorded a non-recurring charge of $3.2 million in the third quarter of 1997.

14. COMMITMENTS

      The Company leases its office, manufacturing and research facilities and certain equipment under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

      In December 1999, the Company's subsidiary, Diaspa sold certain assets for net proceeds of approximately $12.3 million. The assets are being leased back from the purchaser over a period of 6.5 years for equipment and 9.5 years for land and buildings. The lease is being accounted for as an operating lease, and the resulting net gain of approximately $0.4 million is being amortized over the respective life of the lease. In connection with this agreement, a loss of approximately $0.3 million was immediately recognized for the difference between the undepreciated cost and the fair value for certain assets. Under the agreement, Diaspa will maintain deposits, initially in the amount of approximately $9.8 million, which will be reduced over time as future lease payments are made.

      The Company also leases two buildings, which are secured by a $4.8 million letter of credit, which in turn is collateralized by a $4.9 million certificate of deposit, that will be released provided the Company achieves certain financial milestones.

      Included in deposits and other assets was $15.1 million and $5.3 million at December 31, 1999 and 1998, respectively deposited under these agreements. Rent expense for 1999, 1998, and 1997 was $7.5 million, $5.4 million, and $6.6 million, respectively.

      Rent expense for 1999, 1998 and 1997 was net of $2.0 million, $1.2 million, and $1.0 million of sublease income, respectively.

      Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 1999, are as follows (in thousands):

                                                            Capital           Operating
                                                             Leases             Leases
                                                            --------          ---------
2000                                                         $ 1,697           $ 12,455
2001                                                           1,242              9,583
2002                                                             811              7,512
2003                                                             573              5,802
2004                                                              --              5,442
Thereafter                                                        --             18,875
                                                             -------           --------
Total minimum lease payments                                   4,323           $ 59,669
                                                                               --------
Less amount representing interest                               (355)
                                                             -------
Present value of net minimum lease payments                    3,968
Less current portion                                          (1,521)
                                                             -------
                                                             $ 2,447
                                                             =======

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999



      Future minimum rentals to be received under non-cancelable subleases as of December 31, 1999 totaled approximately $3.3 million.

15.      INCOME TAXES

      The provision for income taxes comprises the following (in thousands):

                                                                                     Years Ended December 31,
                                                                             ----------------------------------------
                                                                               1999            1998             1997
                                                                             -------         -------          -------
Current:
      Federal                                                                 $  230          $   --           $   --
      State                                                                       --              --               --
      Foreign                                                                  4,661           3,091            1,145
                                                                             -------         -------          -------
                                                                               4,891           3,091            1,145
Deferred:
      Federal                                                                 $   --          $   --           $   --
      State                                                                       --              --               --
      Foreign                                                                 (3,767)          2,020            2,034
                                                                             -------         -------          -------
                                                                              (3,767)          2,020            2,034
Net operating loss benefit allocated to goodwill                                 622              --               --
                                                                             -------         -------          -------
                                                                             $ 1,746         $ 5,111          $ 3,179
                                                                             =======         =======          =======

      The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):

Federal income taxes (benefit) at 35%                                        $ 4,687        $ (4,956)       $ (25,834)
Tax effect of non-deductible expenses, including write-off
    of acquired in-process research and development in 1997                       41             306           13,299
Alternative minimum taxes                                                        230              --               --
Increase (decrease) in valuation allowance and other                          (1,561)          7,447           14,486
Foreign income tax expense (benefit)                                          (1,651)          2,314            1,228
                                                                             -------         -------          -------
                                                                             $ 1,746         $ 5,111          $ 3,179
                                                                             =======         =======          =======

      Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are shown below. A valuation allowance of $118.6 million has been recognized as an offset to the deferred tax assets as of December 31, 1999 as realization of such assets is uncertain. The valuation allowance decreased by $16.8 million in 1999 and increased by $9.1 million and $14.3 million in 1998 and 1997, respectively. During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc. Approximately $10.2 million of the 1999 valuation allowance decrease is attributable to the allocation of the gross deferred tax asset and related valuation allowance to Metabasis upon divestiture. The balance of reduction in the valuation allowance relates to current year activity.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                                              DECEMBER 31,
                                                       ------------------------
                                                          1999           1998
                                                       ---------      ---------
                                                             (in thousands)
Deferred tax liabilities:
   Basis differences in acquired assets                $  16,234      $  21,258
   Depreciation                                           10,324          8,352
   Inventory                                               4,566          4,870
   Other                                                   1,712          2,063
                                                       ---------      ---------
Total deferred tax liabilities                            32,836         36,543

Deferred tax assets:
    Net operating loss carryforwards                      90,973        108,622
    Credit carryforwards                                  15,199         14,823
    Capitalized research and development                   7,498          8,603
    Depreciation                                           5,028          2,993
    Other                                                 11,363         11,384
                                                       ---------      ---------
Total deferred tax assets                                130,061        146,425
Valuation allowances for deferred tax assets            (118,601)      (135,419)
                                                       ---------      ---------
Net deferred tax assets                                   11,460         11,006
                                                       ---------      ---------
Net deferred taxes                                     $  21,376      $  25,537
                                                       =========      =========

      At December 31, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $253.6 million and $34.4 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005 unless previously utilized. The California tax loss carryforwards will begin to expire in 2000 unless previously utilized. Approximately $1.6 million of California tax loss carryforwards expired unused in 1999. The Company has Mexican tax loss carryforwards of approximately $1.0 million. The Mexican tax loss carryforwards will begin expiring in 2004, unless previously utilized. The Company has federal and California research and development tax credit carryforwards totaling $11.6 million and $4.4 million, respectively, which will begin to expire in 2001 unless previously utilized. The Company also has alternative minimum tax credit carryforwards of $0.7 million.

      Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards is limited because of a cumulative ownership changes of more than 50% which occurred within the three year periods ending in 1997. The ownership change in 1997 had a material impact on the utilization of the net operating loss and credit carryforwards.

16. SEGMENT AND GEOGRAPHIC INFORMATION

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

      The Company operates predominantly in one industry segment, that being the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty bulk drug substances. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The three main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, Genchem Pharma and Gensia Development Corporation;
(ii) Italy: Sicor S.p.A. and Diaspa, and (iii) Mexico: Lemery, Sicor de Mexico, and Gensia Sicor de Mexico. Intergeographic sales are accounted for at prices that approximate arm's length transactions. Information regarding business geographic areas at December 31, 1999, 1998, and 1997 and for each of the years then ended is as follows (in thousands):

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                             1999            1998             1997
                                                                           ---------       --------         --------
Product sales to unaffiliated customers:
      United States                                                         $102,631       $ 62,506         $ 61,794
      Italy                                                                   67,859         62,321           51,606
      Mexico                                                                  53,210         43,253           27,024
                                                                           ---------       --------         --------
                                                                            $223,700       $168,080         $140,424
                                                                           =========       ========         ========

Intergeographic sales:
      United States                                                          $   235        $ 5,638          $ 3,032
      Italy                                                                   10,065          7,672            5,317
      Mexico                                                                     170            270              180
                                                                           ---------       --------         --------
                                                                            $ 10,590       $ 13,580         $  8,529
                                                                           =========       ========         ========

Income (loss) before income taxes:
      United States                                                          $ 3,136       $(24,827)        $(82,028)
      Italy                                                                   (1,813)         2,617            5,754
      Mexico                                                                  12,754          9,564            4,150
      Other                                                                     (579)          (653)            (505)
      Eliminations and adjustments                                              (108)        (1,091)            (340)
                                                                           ---------       --------         --------
                                                                            $ 13,390       $(14,390)        $(72,969)
                                                                           =========       ========         ========

Total assets:
      United States                                                        $ 375,659       $372,968         $391,648
      Italy                                                                  126,896        146,913          115,639
      Mexico                                                                  58,603         45,365           35,004
      Other                                                                       52            115               60
      Eliminations and adjustments                                          (175,031)      (192,633)        (178,012)
                                                                           ---------       --------         --------
                                                                           $ 386,179       $372,728         $364,339
                                                                           =========       ========         ========

17. CONTINGENCIES

      In July 1998, the Company was named as a defendant in a complaint filed by Protocol Systems, Inc. ("Protocol Systems"). The complaint alleged breach of a supply agreement (the "Supply Agreement"). In August 1999, the Company reached a settlement with Protocol Systems concerning the alleged breach of

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

the Supply Agreement. The resolution of the matter did not result in an adjustment to the Company's consolidated financial position or results of operations in 1999 as an adequate provision was previously recorded in the fourth quarter of 1998.

      In February 1999, a lawsuit was filed by AstraZeneca PLC (formerly Zeneca Limited) ("AstraZeneca") in the U.S. District Court in Baltimore, Maryland against the Food and Drug Administration ("FDA") with regards to Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol. In the suit, AstraZeneca alleged that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it represents AstraZeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied AstraZeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. AstraZeneca has appealed this judgment to the United States Court of Appeals for the Fourth Circuit. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In April 1999, Gensia Sicor Pharmaceuticals filed a lawsuit in the Superior Court of California for Orange County against American Pharmaceutical Partners ("APP") for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of confidence, unfair competition and declaratory relief. The suit alleged that APP breached a distributorship agreement for some of Gensia Sicor Pharmaceuticals' products by, among other things, acquiring and operating a business which competes with Gensia Sicor Pharmaceuticals with respect to some of the same products. In December 1999, APP filed a cross-complaint against Gensia Sicor Pharmaceuticals asserting causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, unfair competition, unjust enrichment, accounting and declaratory relief.

      It has been reported that certain United States governmental agencies, including the Department of Justice and the Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied documents in connection with these investigations and has had preliminary discussions with representatives of the federal and state governments, but is unable to estimate at this time what effect, if any, these investigations will have on the Company's pricing policies or its financial statements. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial data for 1999 and 1998 is as follows (in thousands, except per share data):

                                                                    First        Second        Third         Fourth
                                                                   -------       -------      -------        -------
1999 Quarters
     Total revenues                                                $53,660       $54,691      $55,419        $65,233
     Total costs and expenses                                       52,355        53,278       50,205         59,775
     Income (loss) before income taxes                               1,305         1,413        5,214          5,458
     Net income (loss) applicable to common shares                  (1,653)          284        2,995          4,049
     Basic and diluted net income (loss) per common
        share                                                         (.02)          .00          .03            .05

                                                                    First        Second        Third         Fourth
                                                                   -------       -------      -------        -------
1998 Quarters
     Total revenues                                                $43,604       $47,992      $43,480        $43,419
     Total costs and expenses                                       47,315        47,894       42,300         55,376
     Income (loss) before income taxes                              (3,711)           98        1,180        (11,957)
     Net loss applicable to common shares                           (4,929)       (2,461)      (3,314)       (13,997)
     Basic and diluted net loss per common
        share                                                         (.06)         (.03)        (.04)          (.18)


(1) Quarterly results for 1998 and 1999 were retroactively restated to reflect an accounting change at the Company's Italian subsidiary, Sicor S.p.A. for changing inventory accounting from the LIFO method to the FIFO method (see
      Note 3). Management believes the financial impact of restating quarterly earnings in both the current and prior years for this accounting change is immaterial.
(2) Second quarter 1999 results included a $1.8 million of expenses related to the write-down of investment in Metabasis.
(3) First quarter 1998 results included a $1.1 million of expenses related to the write-down of investment in Automedics.
(4) Fourth quarter 1998 results included a $3.7 million of expenses related to the additional write-down of investment in Automedics and a charge for the Protocol Systems lawsuit.

19. EVENTS (UNAUDITED) SUBSEQUENT TO REPORT OF INDEPENDENT AUDITORS

      In connection with the Chairman's Options as discussed in Note 9, the Company's Chairman of the Board was issued 500,000 shares of which 200,000 shares were fully vested at the time of grant, and the

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

remaining 300,000 shares were to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. Accordingly, the Company expects to record approximately $1.7 million in compensation expense due to the vesting of said options in the first quarter of 2000. An additional incentive compensation expense of $1 million relating to the Company's chairman is also expected to be recorded in the first quarter of 2000 upon the Company reaching the market capitalization of $1 billion in accordance with the letter agreement between the Company and Chairman of the Board. The payment is to be paid out in the form of an annuity over 10 years, which amount may be paid by the Company in stock or cash.

      During the first quarter of 2000, the holders of $20 million of Subordinated Convertible Notes notified the Company that they intend to convert the Notes into the Company's Common Stock. The Notes are convertible into Common Stock at a conversion price of $3.78 per share or 5,291,005 shares.

      In connection with the lawsuit between Gensia Sicor Pharmaceuticals and APP as discussed in Note 17, the Company and APP settled the litigation in March 2000. Management believes the settlement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on June 27, 2000 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports. In 1999, all directors, executive officers and 10% stockholders timely filed all such reports.

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

     (b) Reports on Form 8-K during the fourth quarter:

            None

     (c)   Exhibits

           The following documents are exhibits to this Form 10-K:

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT

3(i)(21) Restated Certificate of Incorporation of the Company, as amended. 3(ii)(11) By-Laws of the Company.
4.1(4) Warrant Agreement dated November 26, 1991 between the Company and First Interstate Bank, Ltd. (Warrant Agent).
4.2(7) Form of Certificate for the Company's Common Stock with Rights Legend (4.1)*.
4.3(10) Warrant Agreement dated April 10, 1996 between the Company and Domain Partners III, L.P. (4.1)*.
4.4(10) Warrant Agreement dated July 22, 1996 between the Company and MMC/GATX Partnership No. 1 (4.2)*.
4.5(11) Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between Gensia, Inc. and Rakepoll Finance N.V. (4.1)*.
4.6(14) Amendment No. 3, dated May 19, 1997, to the Shareholder's Agreement, dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between the Company and Rakepoll Finance N.V. (4.1)*.
4.7(14) Securities Purchase Agreement, dated May 1, 1997, by and between the Company and HCCP (4.2)*.
4.8(14) Registration Rights Agreement, dated May 19, 1997, by and between the Company and HCCP (4.3)*.
4.9(14) Form of 2.675% Subordinated Convertible Notes due May 1, 2004, issued to certain affiliates of HCCP (4.4)*.
4.10(14) Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP (4.5)*.
4.11(15) Form of Unit Purchase Agreement between the Company and certain accredited investors, dated as of March 27, 1997 (4.2)*.

4.12(17) Form of Unit Purchase Agreement between the Company and certain accredited investors, dated December 1997 (4.6)*.
4.13(18)+ Investor's Rights Agreement among the Company, Metabasis Therapeutics,
          Inc. and Sankyo Co., Ltd. dated December 18, 1997 (4.13)*.
4.14(19) Securities Purchase Agreement between the Company and Carlo Salvi dated December 1, 1998, including the 8% Subordinated Convertible Notes due January 10, 2001, and Registration Rights Agreement.
4.15(21) Form of Unit Purchase Agreement between the Company and certain investors (4.1)*.
10.1(1)# Form of Indemnification Agreement entered into between the Company and its directors (10.1)*.
10.2(6)# Amended and Restated 1990 Stock Plan of the Company (the "Plan"). 10.3(1)# Form of Incentive Stock Option Agreement under the Plan (10.3)*. 10.4(1)# Form of Nonstatutory Stock Option Agreement under the Plan (10.4)*. 10.5(2)# Form of Indemnification Agreement entered into between the Company and its officers and certain key employees (10.50)*.
10.6(3)   Form of Warrant issued to MMC/GATX Partnership No. 1 (10.56)*.
10.7(5)   Stockholder Rights Plan dated March 9, 1992.
10.8(8) Lease agreement between Gena Property Company and the Company dated as of December 21, 1993.
10.9(9)   Form of Severance Agreement for officers and certain other employees.
10.10(12) Amendment No. 1 to Stockholder Rights Agreement dated November 12,
          1996.
10.11(13) Factoring agreement, dated September 25, 1997, by and between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank) (10.1)*.
10.12(15)+Supply Agreement between and among Sicor S.p.A., Alco Chemicals, Ltd.
          and Boehringer Ingelheim International GmbH, dated September 23, 1996 (10.2)*.
10.13(15)+Distribution and Supply Agreement between and among the Sicor S.p.A.
          and Alco Chemicals, Ltd. and The Upjohn Company, dated as of January 1, 1994 (10.3)*.
10.14(15) Manufacturing Agreement between Sicor S.p.A. and Alco Chemicals, Ltd., dated July 16, 1992 (10.12)*.
10.15(15) Service Agreement between Sintesis Lerma and Grupo Fairmex S.A. de
          C.V., dated January 2, 1995 (10.13)*.
10.16(15) Letter Agreement between the Company and Donald E. Panoz, dated March
          18, 1997 (10.14)*.
10.17(16)+Cyclosporine Amended and Restated Supply and License Agreement, dated as of March 31, 1997, between and among the Company, Alco Chemicals, Ltd., Vinchem, Inc. and Sangstat.
10.18(14) Agreement, dated as of April 15, 1997, by and between Sicor de Mexico
          S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*.
10.19(14)+Agreement, dated as of April 15, 1997, by and between Genchem Pharma,
          Ltd. and Alco Chemicals, Ltd. (10.3)*.
10.20(14) Agreement, dated as of January 1, 1997, by and between Sicor S.p.A.
          and Alco Chemicals, Ltd. (10.4)*.
10.21(18)+Amendment No. One to Cyclosporine Amended and Restated Supply and
          License Agreement dated as of December 22, 1997 between the Company and Sangstat Medical Corporation (the Transplant Company) (10.41)*.
10.22(18) Asset and Liability Transfer Agreements by and among Gensia
          Automedics, Inc., the Company and Gensia Sicor Pharmaceuticals, Inc. dated December 23, 1997 (10.44)*.
10.23(19) Loan and Security Agreement, dated September 29, 1998, as amended on
          October 30, 1998 and November 4, 1998, by and between the Company and Coast Business Credit (a division of Southern Pacific Bank) (10.34)*.

10.24(20)+Sales and Distribution Agreement dated as of January 28, 1999 between
          Gensia Sicor Pharmaceuticals and Abbott Laboratories, Inc. (10.1)*. 10.25(21) Employment Agreement dated June 1, 1999 between the Company and Frank
          C. Becker (10.1)*.
10.26(22) Amended and Restated Employee Stock Purchase Plan (10.1)*.
10.27(23) Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.
18        Preference Letter re: Change in Accounting Principles re: LIFO to
          FIFO.
21.1      Subsidiaries of the Company.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
27.1      Financial Data Schedule.
---------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-34565).
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-38877).
(3) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-43221).
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (No. 0-18549).
(5) Incorporated by reference to the Company's Current Report on Form 8-K dated March 16, 1992 (No. 0-18549).
(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-95152).
(7) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 33-94778).
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (0-18549).
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (0-18549).
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (0-18549).
(11) Incorporated by reference to the Company's Report on Form 8-K dated February 28, 1997 (0-18549).
(12) Incorporated by reference to the Company's Annual Report of Form 10-K for the fiscal year ended December 31, 1996 (0-18549).
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (0-18549).
(14) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (0-18549).
(15) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (0-18549).
(16) Incorporated by reference to Exhibit 10.24 of SangStat Medical Corporation's (the Transplant Company) Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-22890).
(17) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 332-44563).
(18) Incorporated by reference to the Company's Annual Report of Form 10-K, as amended by Amendment No. 1, filed on May 6, 1998 and Amendment No. 2, filed on May 20, 1998, for the fiscal year ended December 31, 1997 (0-18549).
(19) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (0-18549).
(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (0-18549).
(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (0-18549).
(22) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83079).
(23) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83077).

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

                                       SICOR INC.

Date:  March 29, 2000                  By:  /s/ Carlo Salvi
                                           ------------------------------------
                                           Carlo Salvi, President and
                                           Chief Executive Officer

                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     SIGNATURE                                    TITLE                                       DATE
     ---------                                    -----                                       ----
/s/ Carlo Salvi                     President and                                         March 29, 2000
--------------------------------    Chief Executive Officer
  (Carlo Salvi)

/s/ John W. Sayward                 Executive Vice President, Finance, Chief              March 29, 2000
--------------------------------    Financial Officer and Treasurer (Principal
  (John W. Sayward)                 Financial Officer and Principal Accounting Officer)


/s/ Donald E. Panoz                 Chairman of the Board                                 March 29, 2000
--------------------------------
  (Donald E. Panoz)

/s/ Frank C. Becker                 Director                                              March 29, 2000
--------------------------------
  (Frank C. Becker)

/s/ Michael D. Cannon               Director                                              March 29, 2000
--------------------------------
 (Michael D. Cannon)

                                   SIGNATURES

     SIGNATURE                                    TITLE                                       DATE
     ---------                                    -----                                       ----

/s/ Gianpaolo Colla                 Director                         March 29, 2000
--------------------------------
 (Gianpaolo Colla)

/s/ Herbert J. Conrad               Director                         March 29, 2000
--------------------------------
  (Herbert J. Conrad)

/s/ Carlos A. Ferrer                Director                         March 29, 2000
--------------------------------
  (Carlos A. Ferrer)

/s/ Carlo Ruggeri                   Director                         March 29, 2000
--------------------------------
  (Carlo Ruggeri)

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER       DESCRIPTION OF DOCUMENT
     -------      -----------------------
     18           Preference Letter re: Change in Accounting Principles  re: LIFO to FIFO.

     21.1         Subsidiaries of the Company.

     23.1         Consent of Ernst & Young LLP, Independent Auditors.

     27.1         Financial Data Schedule.