Form 10-Q
period 2000-03-31
SICOR INC
filed 2000-05-15
CIK 807873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the Quarter ended March 31, 2000.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to_________.

Commission File No. 0-18549

                                   SICOR INC.
                                   -----------
                          (Exact name of registrant as
                            specified in its charter)

           Delaware                                           33-0176647
     ------------------                                     ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                    19 Hughes
                            Irvine, California 92618
                         ------------------------------
              (Address of principal executive offices and zip code)

                                 (949) 455-4700
                             ----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock $.01 Par Value                           90,321,696
---------------------------               --------------------------------------
          Class                               Outstanding at March 31, 2000

                                   SICOR INC.

                                     INDEX

PART I:           FINANCIAL INFORMATION

Item 1:           FINANCIAL STATEMENTS                                                             PAGE
                  Consolidated Balance Sheets at March 31, 2000 and
                  December 31, 1999                                                                   3

                  Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the three months ended March 31, 2000 and 1999                                  4

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999                                                5

                  Notes to Consolidated Financial Statements                                          6

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations - for the three months ended
                  March 31, 2000 and 1999                                                            11

                  Liquidity and Capital Resources                                                    12

                  Impact of Year 2000                                                                14

Item 2A:          Quantitative and Qualitative Disclosures about Market Risk                         14

PART II           OTHER INFORMATION

Item 1:           Legal Proceedings                                                                  21

Item 6:           Exhibits and Reports on Form 8-K                                                   21


SIGNATURES                                                                                           22

                                  SICOR INC.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                     March 31,       December 31,
                                                                       2000               1999
                                                                   -----------        -----------
                                                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                      $    43,359        $    47,506
    Accounts receivable, net                                            50,484             49,623
    Inventories, net                                                    51,573             47,716
    Other current assets                                                 8,625              9,514
                                                                   -----------        -----------
        Total current assets                                           154,041            154,359

Property and equipment, net                                            101,194            101,839
Other noncurrent assets                                                 22,696             22,551
Intangibles, net                                                        42,806             42,971
Goodwill, net                                                           63,081             64,459
                                                                   -----------        -----------
                                                                   $   383,818        $   386,179
                                                                   ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $    34,394        $    35,363
    Accrued payroll and related expenses                                 7,158              5,858
    Other accrued liabilities                                           20,335             25,680
    Short-term borrowings                                               28,487             36,685
    Current portion of long-term debt                                    6,765              6,974
    Current portion of capital lease obligations                         1,332              1,521
                                                                   -----------        -----------
        Total current liabilities                                       98,471            112,081

Other long-term liabilities                                             11,030              9,599
Long-term debt, less current portion                                    33,706             35,661
Long-term capital lease obligations, less current portion                2,083              2,447
Deferred taxes                                                          16,907             17,537

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 5,000 shares authorized,
        1,600 issued and outstanding, liquidation preference of
        $80,000                                                             16                 16
    Common stock, $.01 par value, 125,000 shares authorized,
        90,322 and 88,848 shares issued and outstanding
        at March 31, 2000 and December 31, 1999, respectively              903                888
    Additional paid-in capital                                         565,418            558,802
    Accumulated deficit                                               (341,171)          (348,310)
    Accumulated other comprehensive loss                                (3,545)            (2,542)
                                                                   -----------        -----------
        Total stockholders' equity                                     221,621            208,854
                                                                   -----------        -----------
                                                                   $   383,818        $   386,179
                                                                   ===========        ===========


                             See accompanying notes.

                                   SICOR INC.

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      March 31,
                                                           --------------------------------
                                                               2000                1999
                                                           ------------        ------------
Revenues:
    Product sales                                          $     67,545        $     48,357
    Contract research and license fees                               --               5,303
                                                           ------------        ------------
        Total revenues                                           67,545              53,660

Costs and expenses:
    Cost of sales                                                38,229              33,287
    Research and development                                      3,904               5,322
    Selling, general and administrative                          10,441               9,623
    Non-cash compensation                                         2,579                  --
    Amortization expense                                          1,498               1,528
    Interest and other, net                                       2,194               2,595
                                                           ------------        ------------
        Total costs and expenses                                 58,845              52,355
                                                           ------------        ------------

Net income before income taxes                                    8,700               1,305
Provision for income taxes                                       (1,561)             (1,501)
                                                           ------------        ------------

Net income (loss) before minority interest                        7,139                (196)
Minority interest                                                    --                  31
                                                           ------------        ------------

Net income (loss)                                                 7,139                (165)
Dividends on preferred stock                                     (1,488)             (1,488)
                                                           ------------        ------------

Net income (loss) applicable to common shares                     5,651              (1,653)
Other comprehensive loss:
    Foreign currency translation                                 (1,003)             (1,231)
                                                           ------------        ------------
Comprehensive net income (loss)                            $      4,648        $     (2,884)
                                                           ============        ============

Net income (loss) per share
    - Basic                                                $        .06        $       (.02)
                                                           ============        ============
    - Diluted                                              $        .06        $       (.02)
                                                           ============        ============

Shares used in calculating per share amounts
    - Basic                                                      89,916              79,813
                                                           ============        ============
    - Diluted                                                   100,475              79,813
                                                           ============        ============

                             See accompanying notes.

                                  SICOR INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                        Three months ended
                                                                                            March 31,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 -----------        -----------
Cash flows from operating activities:
    Net income (loss)                                                            $     7,139        $      (165)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                  4,976              4,875
        Gain on disposal of property & equipment                                         (12)                --
        Non-cash compensation                                                          2,673                 --
        Minority interest                                                                 --                (31)
        Deferred income tax                                                              412                 (9)
        Inventory purchase price allocation adjustments                                  450                104
    Change in operating assets and liabilities:
        Accounts receivable                                                           (1,706)            (3,067)
        Inventories                                                                   (5,522)              (306)
        Prepaid expenses and other assets                                               (619)               610
        Accounts payable and accrued expenses                                         (4,023)             7,532
                                                                                 -----------        -----------
Net cash provided by operating activities                                              3,768              9,543

Cash flows from investing activities:
    Purchases of property and equipment                                               (4,759)            (8,166)
    Proceeds from sale of property                                                        26                 --
    Other noncurrent assets                                                              483                 --
                                                                                 -----------        -----------
Net cash used in investing activities                                                 (4,250)            (8,166)

Cash flows from financing activities:
    Payments of cash dividends on preferred stock                                     (1,488)            (1,488)
    Issuance of common stock and warrants, net                                         6,446                511
    Change in short-term borrowings                                                   (6,744)            (3,174)
    Issuance of long-term debt and capital lease obligations                             904              6,532
    Principal payments on long-term debt and capital lease obligations                (2,425)            (1,716)
                                                                                 -----------        -----------
Net cash (used in) provided by financing activities                                   (3,307)               665

Effect of exchange rate changes on cash                                                 (358)            (1,337)
                                                                                 -----------        -----------
(Decrease) increase in cash and cash equivalents                                      (4,147)               705
Cash and cash equivalents at beginning of period                                      47,506             24,461
                                                                                 -----------        -----------
Cash and cash equivalents at end of period                                       $    43,359        $    25,166
                                                                                 ===========        ===========



                            See accompanying notes.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. Subsequent to the divestiture of a 46% interest in Metabasis, the Company retains a 46% equity interest in Metabasis. Accordingly, starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method, as the Company no longer had control of Metabasis.

         In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 2000 and 1999 have been made. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

         The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission.

      FINANCIAL STATEMENT PREPARATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


2.       FOREIGN CURRENCY TRANSLATION

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

3.       CHANGE IN ACCOUNTING PRINCIPLES

         Sicor S.p.A., at the time of acquisition in 1997, used the LIFO method to determine inventory valuation. Effective January 1, 1999, Sicor S.p.A. changed to the FIFO method. The change in accounting principal, which has been applied retroactively for the years 1999, 1998, and 1997 (from the date of the Rakepoll acquisition), was made to conform the inventory valuation method of Sicor S.p.A. to the method used for all of the Company's other operations. At the time of acquisition, this change was considered but delayed because of the relative insignificance of the accounting change and the need to concentrate on other more pressing merger related issues. As expected, since the acquisition, the Company has been more fully integrated and management believes one worldwide inventory valuation method is preferable. Additionally, the Company has been in a stable price environment where LIFO and FIFO are approximately the same and prices are not expected to increase significantly in the foreseeable future. As such, FIFO more closely represents current costs in the current stable price environment.

         The effect of this change in 1999 was to decrease net income by $0.9 million ($0.01 per share), as follows (in thousands):

                                             Adjustment to 1999 Net Income
                                          ------------------------------------
Quarter                                        Total             Per Share
-------                                   ----------------     ---------------
First                                       $         -          $        -
Second                                              (217)                 -
Third                                               (113)                 -
Fourth                                              (617)              (0.01)
                                          ----------------     ---------------
                                            $       (947)        $     (0.01)
                                          ================     ===============


4.       NON-CASH COMPENSATION

         In September 1997, the stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, and the remaining 300,000 shares were to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. Accordingly, the Company recorded $1.6 million in compensation expense due to the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1 million relating to the Company's chairman was also recorded in the first quarter of 2000, upon the Company reaching the market capitalization of $1 billion in accordance with the terms of an agreement between the Company and the Chairman of the Board. Payments will be made through the issuance of common stock to be distributed in equal annual installments over ten years.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


5.       NET INCOME (LOSS) PER SHARE

      Basic EPS includes no dilution and is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                                                             Three Months ended March 31,
                                                                             ----------------------------
                                                                                 2000          1999
                                                                                ------        ------
      BASIC:
      Net income (loss) applicable to common shares                        $     5,651       $    (1,653)
      Basic weighted average common shares outstanding                          89,916            79,813
                                                                           -----------       -----------

      Basic net income (loss) per share                                    $       .06       $      (.02)
                                                                           ===========       ===========

      DILUTED:

      Net income (loss) applicable to common shares                        $     5,651       $    (1,653)
            Add 2.675% interest expense on subordinated
               convertible notes                                                   296                --
                                                                           -----------       -----------
      Net income (loss) applicable to diluted shares                       $     5,947       $    (1,653)
                                                                           ===========       ===========

      Basic weighted average common shares outstanding                          89,916            79,813
            Net effect of dilutive stock options - based on
               the treasury stock method                                         2,595                --
            Net effect of dilutive warrants -  based on the
               treasury stock method                                             2,561                --
            Net effect of potential shares issuable in connection with
               stock compensation expense                                          112                --
            Assumed conversion of 2.675% subordinated
                convertible notes                                                5,291                --
                                                                           -----------       -----------
      Diluted weighted average common shares outstanding                       100,475            79,813
                                                                           ===========       ===========

      Diluted net income (loss) per share                                  $       .06       $      (.02)
                                                                           ===========       ===========

         The net effect of dilutive shares has not been included in the computation of diluted net loss per share for the period ended March 31, 1999 since the effects of such conversions and exercises would have been anti-dilutive.

6.       COMPREHENSIVE NET INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of comprehensive income and its components, which, for the Company includes net income (loss) and foreign currency translation adjustments.

In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


7.       INVENTORIES

         Inventories at March 31, 2000 and December 31, 1999 consisted of (in thousands):

                                                   March 31,        December 31,
                                                     2000              1999
                                                  ----------        ----------
                    Raw materials                 $   24,573        $   24,767
                    Work-in-process                   11,957             9,421
                    Finished goods                    18,919            17,904
                                                  ----------        ----------
                                                      55,449            52,092
                    Less reserves                     (3,876)           (4,376)
                                                  ----------        ----------
                                                  $   51,573        $   47,716
                                                  ==========        ==========

8.       CONTINGENCIES

      In February 1999, a lawsuit was filed by AstraZeneca plc (formerly Zeneca Limited) ("AstraZeneca") in the U.S. District Court in Baltimore, Maryland against the Food and Drug Administration ("FDA") with regard to Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol. In the suit, AstraZeneca alleged that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it represents AstraZeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied AstraZeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999, granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. AstraZeneca has appealed this judgment to the United States Court of Appeals for the Fourth Circuit. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

9.       SUBSEQUENT EVENTS

         On April 25, 2000, the holders of $20 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. Common shares pursuant to the conversion were issued on May 1, 2000. The conversion shares have been reflected in the Company's Fully Diluted Earnings per Share calculations for the first quarter of 2000. Prior to the first quarter of 2000, the net effect of the conversion shares were not included in the computation of diluted net loss per share since the effects of such conversions and exercises would have been antidilutive. Beginning in the second quarter of 2000, the newly issued shares will be recorded as equity and will be reflected in both the basic and fully diluted earnings per share calculations on a going forward basis.

         In April 2000, Michael D. Cannon, Executive Vice President and Chief Scientific Officer was named Executive Vice President and President of the Company's Biotechnology Division.

                                   SICOR INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When used in this Form 10-Q, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, successful marketing of new products and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 including those listed under "RISK FACTORS THAT MAY AFFECT RESULTS." Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

         The Company reported net income of $5.7 million, or $.06 per common share (after dividends on preferred stock of $1.5 million), in the first quarter ended March 31, 2000 compared to a net loss of $1.7 million, or $.02 per common share (after dividends on preferred stock of $1.5 million), in the first quarter of 1999.

         Product sales in the first quarter of 2000 increased to $67.5 million from $48.4 million in the first quarter of 1999. The increase in product sales was mainly from the launch of the new product propofol in the U.S. in April 1999, representing incremental revenues over the first quarter of 1999. The increase was offset by a one-time sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") as a result of the Sales and Distribution Agreement entered into with Abbott in January 1999. The Company's propofol product is being sold in the U.S. through Baxter Pharmaceutical Products, Inc. ("Baxter"), which is the Company's marketing partner for a variety of the products sold in the U.S. In addition, the Company also launched a new product hydralazine in the U.S. during the first quarter of 2000, and had increased sales from its international units of $5.0 million over the first quarter of 1999, primarily due to higher sales of existing products.

         Cost of sales in 2000 was $38.2 million which yielded a product gross margin of 43%, compared to a cost of sales of $33.3 million in 1999 which yielded a gross margin of 31%. The increase in gross margin was primarily due to a more profitable product mix. New products positively impacted this mix, namely the introduction of propofol and haloperidol in 1999 and hydralazine during the first quarter of 2000.

         Contract research and license fees in the first quarter of 2000 decreased by $5.3 million from the first quarter of 1999. The decrease was mainly due to a non-recurring reimbursement received in March 1999 from Baxter for expenses incurred by the Company for propofol research and development. Also contributing to the decrease was the absence of license fees paid to Metabasis, which was partially divested by the Company in the second quarter of 1999.

         Research and development expenses in the first quarter of 2000 were $3.9 million compared to $5.3 million in the same period of 1999. The reduction was primarily due to the absence of research and development expenses incurred by Metabasis, which was partially divested by the Company in the second quarter of 1999. Offsetting the reduction were increased research and development expenses at Gensia Sicor Pharmaceuticals.

         Selling, general and administrative expenses in the first quarter of 2000 were $10.4 million compared to $9.6 million in the same period of 1999. The increase was mainly due to higher general and administrative costs associated with company-wide growth. Offsetting the increase was the absence of Metabasis' selling, general and administrative expenses due to its partial divestiture in the second quarter of 1999.

         The Company recognized non-cash compensation expense of $2.6 million in the first quarter of 2000 for performance incentives earned by Mr. Donald Panoz under the terms of his agreement to serve as SICOR`s non-executive Chairman of the Board. Accordingly, the Company recorded $1.6 million in compensation expense due to the vesting of stock options in the first quarter of 2000. An additional incentive compensation expense of $1 million relating to the Company's chairman was also recorded in the first quarter of 2000 upon the Company reaching the market capitalization of $1 billion in accordance with the agreement. Payments will be made through the issuance of common stock to be distributed in equal annual installments over ten years.

         The Company recorded amortization expense of $1.5 million in the first quarter of 2000 compared to $1.5 million in the first quarter of 1999. Interest and other expenses in the first quarter of 2000 decreased to $2.2 million from $2.6 million in the first quarter of 1999 primarily due to increased interest income earned on higher cash balances and decreased interest expenses due to the reduction of debt, offset by higher foreign exchange losses. In connection with the conversion of $20 million of 2.675% subordinated convertible notes, see Note 9, the Company expects to avoid approximately $0.3 million in interest expense per quarter on a going forward basis.

         Income tax expense in the first quarter of 2000 was $1.6 million compared to income tax expense of $1.5 million in the first quarter of 1999. The increase in income tax expense was primarily due to increased earnings in the U.S. operations, and was substantially offset by the application of the Company's net operating loss carryforwards, for which a benefit had not previously been claimed.

         The Company recorded no minority interest in the operations of Metabasis for the first quarter of 2000 compared to $31,000 in the first quarter of 1999 as Metabasis was partially divested in the second quarter of 1999 and the remainder book value of the Company's investment in Metabasis was written off at that time.

      Dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. The Company paid cash dividends on its preferred stock totaling $1.5 million in the first quarter of 2000 compared to $1.5 million in the first quarter of 1999. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 2000, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, SICOR had cash and cash equivalents of $43.4 million and working capital of $55.5 million compared to $47.5 million and $42.3 million, respectively, as of December 31, 1999. The decrease in cash was primarily the result of the Company having generated $3.8 million of cash from operations offset by the investment of $4.3 million in long term assets, and the net use of $3.3 million in financiing activities. Additionally, the negative impact of exchange rates reduced cash by $0.4 million.

         Significant changes in operating assets and liabilities during the first quarter of 2000 included a $5.5 million increase in inventory, a $4.0 million decrease in accounts payable and accrued expenses, a $1.7 million increase in accounts receivable and a $0.6 million increase in prepaid expenses and other assets. The decrease in accounts payable and accrued expenses reflected large one-time payments to vendors, and the increase in accounts receivable reflected the Company's efforts to launch new products, and continued growth in propofol sales.

         The Company's financing activities during the first quarter of 2000 primarily consisted of cash proceeds of $6.4 million from the exercise of stock options and warrants, offset by the net reduction of $6.7 million in short-term borrowings, principal payments of $2.4 million on long-term debt and capital lease obligations, and the payment of cash dividends on the Company's preferred stock.

         In the first quarter of 2000, the Company paid cash dividends on its preferred stock totaling $1.5 million. At March 31, 2000, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

      The Company expects to incur additional costs, including manufacturing and marketing costs, to support anticipated product launches. The planned spending on sales and marketing activities during 2000 related to promoting products is approximately $14.5 million. Management also plans to invest in plant and equipment to increase and improve existing manufacturing capacity, including the expansion of facilities in Italy and Lemery and to make further investments in the oncology manufacturing facility at Gensia Sicor Pharmaceuticals in Irvine, California. Additional investments in plant and equipment are also planned for propofol production at Gensia Sicor Pharmaceuticals. Future spending relating to these planned capital expenditures in Italy, Mexico and Irvine, California, along with new planned capital expenditures, are estimated to total $34 million during 2000. The Company anticipates funding capital spending through cash flow from operations and new lease agreements.

      The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at March 31, 2000 of $43.4 million and commitments from third parties, will enable it to maintain its current and planned operations. In connection with its plans for expanding its business, to accomplish its core strategy of being a leading fully-integrated provider of injectable pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital and investment needs. Such financings may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

      As discussed in Note 8, it has been reported that certain U.S. governmental agencies, including the Department of Justice and the Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In March 1999, the Company's Italian subsidiary, Sicor S.p.A., entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options exercisable in 1999, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. Additionally, in September 1999, Sicor S.p.A. entered into sixteen monthly U.S. Dollar put/Lira call options, the first four contracts, exercisable in 1999, were for U.S. $0.5 million and the next twelve contracts, exercisable starting in January 2000, were for U.S. $1 million at a strike price of Lira 1,800 per U.S. $1. In addition, in November 1999, Sicor S.p.A. entered into twelve monthly U.S. $1 million U.S. Dollar put/Lira call options at a strike price of Lira 1,800 per U.S. $1 exercisable starting in January 2000. As of March 31, 2000, no contracts have been exercised.

NEW ACCOUNTING PRONOUNCEMENT

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition In Financial Statements." SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The evaluation of the impact of SAB No. 101 has not been completed. However, to the extent SAB No. 101 would be applicable and have a material impact, we would implement this new pronouncement beginning with the second quarter of 2000.

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

RISK FACTORS THAT MAY AFFECT RESULTS

      This report includes forward-looking statements about the Company's business and results of operations, which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated by reference.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at March 31, 2000 of $43.4 million, and commitments from third parties, will enable it to maintain its current and planned operations. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital needs. Such financings may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company may have to reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at March 31, 2000, approximately $106 million of the Company's $384 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

      Until 1999, the Company was unprofitable on an annual basis since its inception in 1986. As of March 31, 2000, the Company had an accumulated deficit of approximately $341.2 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

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

      Moreover, if SICOR obtains regulatory agency approval for a drug, such approval may be limited regarding the indicated uses for which the drug may be marketed and this would limit SICOR's potential market for the drug. Furthermore, the marketing and manufacture of drug products remain subject to extensive regulatory requirements. The discovery of previously unknown problems with any of SICOR's drugs could result in restrictions on such drugs including withdrawal of the drugs from the market. If SICOR fails to comply with regulatory requirements, it could be fined, its regulatory approvals suspended, its operations restricted and it could be involved in criminal prosecution. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in such countries of any drug SICOR develops.

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

      SICOR also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and SICOR may not have adequate remedies for any breach. In addition, SICOR's trade secrets may otherwise become known or independently discovered by its competitors.

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

UNCERTAINTY REGARDING MEXICAN ECONOMIC FACTORS, GOVERNMENT POLICIES AND
INFLATION

      The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. The majority of the finished multisource drug products manufactured by Lemery are sold to the Mexican government public hospital program. Sales to the Mexican government public hospital program may not continue in the future. In addition, although the Mexican government has paid Lemery on a timely basis, this payment pattern may not continue in the future. Further, as recently as 1995, Mexico experienced high double-digit inflation and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

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

ENVIRONMENTAL MATTERS

      SICOR's business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. SICOR is subject to numerous environmental regulations in the jurisdictions in which it operates. Although SICOR believes that its safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of its locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, SICOR could be held liable for any damages that result, and such liability could exceed the Company's resources. SICOR's operations, business and assets may be substantially and detrimentally affected by current or future environmental laws or regulations. SICOR maintains liability insurance for some environmental risks which the Company's management believes to be appropriate and in accordance with industry practice. However, SICOR may incur liabilities beyond the limits or outside the coverage of its insurance and may not be able to maintain insurance on acceptable terms.

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

      SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. At March 31, 2000, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

SUBORDINATION OF COMMON STOCK TO NOTES AND PREFERRED STOCK

      SICOR's Common Stock is expressly subordinate to $20 million of 2.675% subordinated convertible notes due May 1, 2004, and to the series A preferred stock into which the notes are convertible, in the event of SICOR's liquidation, dissolution or winding up. SICOR's Common Stock is also subordinate to the approximately $80 million (plus accrued and unpaid dividends) liquidation preference of SICOR's outstanding Convertible Exchangeable Preferred Stock. If SICOR was to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the above liquidation preferences. On April 25, 2000, the holders of $20 million of 2.675% Subordinated Convertible Notes elected to convert all outstanding principal into 5,291,005 shares of the Company's
Common Stock at a conversion price of $3.78 per share, see Note 9.

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

                           PART II - OTHER INFORMATION


ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit
           Number                   Description of Document
           ------                   -----------------------

          27.1    Financial Data Schedule.

      (b) Reports on Form 8-K during the first quarter

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SICOR INC.

Date:   May 15, 2000           By:  /s/ Carlo Salvi
                                    ------------------------------------
                                    Carlo Salvi, President
                                    and Chief Executive Officer

Date:   May 15, 2000           By:  /s/ John W. Sayward
                                    ------------------------------------
                                    John W. Sayward, Executive Vice
                                    President, Finance, Chief Financial
                                    Officer and Treasurer

Date:   May 15, 2000           By:  /s/ David C. Dreyer
                                    ------------------------------------
                                    David C. Dreyer, Vice President,
                                    Corporate Controller and Chief
                                    Accounting Officer