Form 10-Q
period 2000-06-30
SICOR INC
filed 2000-08-14
CIK 807873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended June 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to
     __________.



Commission File No. 0-18549


                                   SICOR INC.
                                   ----------
                          (Exact name of registrant as
                            specified in its charter)


           Delaware                                         33-0176647
           --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)


                                    19 Hughes
                            Irvine, California 92618
                            ------------------------
              (Address of principal executive offices and zip code)


                                 (949) 455-4700
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X NO ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value                       96,477,872
---------------------------         ------------------------------------
        Class                          Outstanding at June 30, 2000

                                   SICOR INC.

                                      INDEX



PART I:      FINANCIAL INFORMATION                                          PAGE

    ITEM 1:      FINANCIAL STATEMENTS

        Consolidated Balance Sheets at June 30, 2000 and
        December 31, 1999                                                      3

        Consolidated Statements of Operations and Comprehensive
        Income (Loss) for the three and six months ended June 30,
        2000 and 1999                                                          4

        Consolidated Statements of Cash Flows for the six months
        Ended June 30, 2000 and 1999                                           5

        Notes to Consolidated Financial Statements                             6

    ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           11

        Results of Operations for the three and six months ended
        June 30, 2000 and 1999                                                11

        Liquidity and Capital Resources                                       13

    ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                                   15

PART II:    OTHER INFORMATION

    ITEM 1:     Legal Proceedings                                             21

    ITEM 4:     Submission of Matters to a Vote of Security Holders           21

    ITEM 6:     Exhibits and Reports on form 8-K                              22

SIGNATURES                                                                    23

                                            SICOR INC.
                              PART I:     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                 CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                             JUNE 30,        DECEMBER 31,
                                                                                               2000              1999
                                                                                           -----------       ------------
                                                                                           (Unaudited)
                                           ASSETS
         Current assets:
                  Cash and cash equivalents                                                  $54,067            $47,506
                  Accounts receivable, net                                                    52,300             49,623
                  Inventories, net                                                            50,914             47,716
                  Other current assets                                                         9,737              9,514
                                                                                            --------           --------
                           Total current assets                                              167,018            154,359

         Property and equipment, net                                                         107,668            101,839
         Other noncurrent assets                                                              22,709             22,551
         Intangibles, net                                                                     41,282             42,971
         Goodwill, net                                                                        63,108             64,459
                                                                                            --------           --------
                                                                                            $401,785           $386,179
                                                                                            ========           ========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
                  Accounts payable                                                          $ 35,332           $ 35,363
                  Accrued payroll and related expenses                                         9,797              5,858
                  Other accrued liabilities                                                   21,616             25,680
                  Short-term borrowings                                                       31,789             36,685
                  Current portion of long-term debt                                            6,656              6,974
                  Current portion of capital lease obligations                                 1,262              1,521
                                                                                            --------           --------
                           Total current liabilities                                         106,452            112,081

         Other long-term liabilities                                                          10,877              9,599
         Long-term debt, less current portion                                                 16,282             35,661
         Long-term capital lease obligations, less current portion                             1,789              2,447
         Deferred taxes                                                                       16,588             17,537

         Commitments and contingencies

         Stockholders' equity:
                  Preferred stock, $.01 par value, 5,000 shares authorized,
                           1,600 issued and outstanding, liquidation preference of
                           $80,000                                                                16                 16
                  Common stock, $.01 par value, 125,000 shares authorized, 96,478 and
                  88,848 shares issued and outstanding at June 30, 2000 and December 31,
                  1999, respectively                                                             965                888
                  Additional paid-in capital                                                 585,181            558,802
                  Accumulated deficit                                                       (332,903)          (348,310)
                  Accumulated other comprehensive income loss                                 (3,462)            (2,542)
                                                                                            --------           --------
                         Total stockholders' equity                                          249,797            208,854
                                                                                            --------           --------
                                                                                            $401,785           $386,179
                                                                                            ========           ========

                            See accompanying notes.

                                  SICOR INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                             -------------------                  -----------------
                                                             2000             1999              2000               1999
                                                          --------          --------         ---------          ----------
                                                                            (Restated)                          (Restated)
Revenues:
         Product sales                                    $  71,774         $  54,691         $ 139,319         $ 103,048
         Contract research and license fees                    --                --                --               5,303
                                                          ---------         ---------         ---------         ---------
                  Total revenues                             71,774            54,691           139,319           108,351

Costs and expenses:
         Cost of sales                                       41,468            33,832            79,697            67,119
         Research and development                             5,012             3,605             8,916             8,927
         Selling, general and administrative                 11,702            10,644            22,143            20,267
         Non-cash compensation                                 --                --               2,579              --
         Amortization expense                                 1,482             1,524             2,980             3,052
         Interest and other, net                              1,762             1,896             3,956             4,491
         Write-down of investment and divestiture
           of business charge                                  --               1,777              --               1,777
                                                          ---------         ---------         ---------         ---------
                  Total costs and expenses                   61,426            53,278           120,271           105,633


Net income before income taxes                               10,348             1,413            19,048             2,718
Provision for income tax (expense)/benefit                   (2,080)              375            (3,641)           (1,126)
                                                          ---------         ---------         ---------         ---------

Net income before minority interest                           8,268             1,788            15,407             1,592
Minority interest                                              --                --                --                  31
                                                          ---------         ---------         ---------         ---------

Net income                                                    8,268             1,788            15,407             1,623
Dividends on preferred stock                                 (1,504)           (1,504)           (2,992)           (2,992)
                                                          ---------         ---------         ---------         ---------

Net income (loss) applicable to common shares                 6,764               284            12,415            (1,369)
Other comprehensive loss:

         Foreign currency translation                            83              (585)             (920)           (1,816)
                                                          ---------         ---------         ---------         ---------
Comprehensive net income (loss)                           $   6,847         $    (301)        $  11,495         $  (3,185)
                                                          =========         =========         =========         =========
Net income (loss) per share

         - Basic                                          $    0.07         $    --           $    0.13         $   (0.02)
                                                          =========         =========         =========         =========
         - Diluted                                        $    0.07         $    --           $    0.13         $   (0.02)
                                                          =========         =========         =========         =========

Shares used in calculating per share amounts

         - Basic                                             94,338            84,092            92,127            81,965
                                                          =========         =========         =========         =========
         - Diluted                                          101,244            84,223           100,855            81,965
                                                          =========         =========         =========         =========

                            See accompanying notes.

                                  SICOR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
                                                                                                          (Restated)
Cash flows from operating activities:
         Net income                                                                        $ 15,407       $  1,623
         Adjustments to reconcile net income (loss) to net cash
          provided by operating activities
         Depreciation and amortization                                                        9,731          9,542
         Loss on disposal of property & equipment                                                73             --
         Non-cash compensation                                                                2,699             --
         Minority interest                                                                       --            (31)
         Deferred income tax                                                                    (45)          (137)
         Inventory purchase price allocation adjustments                                        450            324
         Write-down of investment and divestiture business charge                                --          1,777
         Change in operating assets and liabilities:
         Accounts receivable                                                                 (3,456)        (5,064)
         Inventories                                                                         (4,862)          (805)
         Other current and noncurrent assets                                                 (1,847)          (304)
         Accounts payable and accrued expenses                                                  752          2,297
                                                                                           --------        -------
Net cash provided by operating activities                                                    18,902          9,222

Cash flows from investing activities:
         Purchases of property and equipment                                                (14,566)       (15,804)
         Divestiture of Metabasis Therapeutics, Inc.                                             --         (4,911)
         Proceeds from sale of property                                                         118             --
                                                                                           --------        -------
Net cash used in investing activities                                                       (14,448)       (20,715)

Cash flows from financing activities:
         Payments of cash dividends on preferred stock                                       (2,992)        (2,992)
         Issuance of common stock and warrants, net                                          10,342         35,268
         Change in short-term borrowings                                                     (3,427)        (3,011)
         Issuance of long-term debt and capital lease obligations                             2,451         11,563
         Principal payments on long-term debt from related party                                 --        (10,000)
         Principal payments on long-term debt and capital lease obligations                  (3,977)        (3,583)
                                                                                           --------        -------
Net cash provided by financing activities                                                     2,397         27,245

Effect of exchange rate changes on cash                                                        (290)        (2,082)
                                                                                           --------        -------
Increase in cash and cash equivalents                                                         6,561         13,670
Cash and cash equivalents at beginning of period                                             47,506         24,461
                                                                                           --------        -------
Cash and cash equivalents at end of period                                                 $ 54,067       $ 38,131
                                                                                           ========        =======
Supplemental schedule of non-cash financing activities:
         Common stock issued to settle covertible debt                                     $ 20,000       $     --


                            See accompanying notes.

                                    SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

         ORGANIZATION

         SICOR Inc. (formerly Gensia Sicor Inc.) ("SICOR" or the "Company"), a Delaware corporation, was incorporated November 17, 1986. SICOR is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and specialty pharmaceutical markets. The Company is headquartered in Irvine, California. On February 28, 1997, SICOR completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Societa Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de Mexico, S.A de C.V. ("Sicor de Mexico"). In addition, in December 1997, Sicor S.p.A. purchased a 50% equity interest in Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor S.p.A.'s business. In June 1998, Sicor S.p.A. purchased the remaining 50% of Diaspa. During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary, after which, taking into account certain additional financing obtained by Metabasis in July 2000, the Company retains a 30% interest.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. Subsequent to the divestiture of a 46% interest in Metabasis and certain additional financing obtained by Metabasis, the Company retains a 30% equity interest in Metabasis. Accordingly, starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method, as the Company no longer had control of Metabasis.

         In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results for the three and six-month periods ended June 30, 2000 and 1999 have been made. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                   SICOR INC.

2.       FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company's subsidiaries located outside the United States, except for Mexico, are measured using the local currency as the functional currency. Due to the nature of the business, the operations in Mexico use the U.S. Dollar as their functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange.

3.       CHANGE IN ACCOUNTING PRINCIPLES

         At the time of acquisition in 1997, Sicor S.p.A. used the LIFO method to determine inventory valuation. Effective January 1, 1999, Sicor S.p.A. changed to the FIFO method. The change in accounting principle, which has been applied retroactively for the years 1999, 1998, and 1997 (from the date of the Rakepoll acquisition), was made to conform the inventory valuation method of Sicor S.p.A. to the method used by all of the Company's other operations. At the time of acquisition, this change was considered but delayed because of the relative insignificance of the accounting change. Since the acquisition, the Company has become more fully integrated and management believes consistency is preferable. Additionally, the Company has been in a stable price environment where LIFO and FIFO are approximately the same and prices are not expected to increase significantly in the foreseeable future. As such, FIFO more closely represents current costs in the current stable price environment.

         The effect of this change in 1999 was to decrease net income by $0.9 million ($0.01 per share), as follows (in thousands):

                             Adjustment to 1999 Net Income
                    ----------------------------------------------
                    Quarter           Total             Per Share
                    -------          -------           -----------
                    First             $   -               $    -
                    Second             (217)                   -
                    Third              (113)                   -
                    Fourth             (617)               (0.01)
                                     -------              -------
                                      $(947)              $(0.01)
                                     =======              =======



4.       NON-CASH COMPENSATION

      In September 1997, the stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, the Company recorded $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1 million relating to the Company's chairman was also recorded in the first quarter of 2000, upon the Company having reached a market capitalization of $1 billion in accordance with the terms of an agreement between the Company and the Chairman of the Board. Payments will be made through the issuance of common stock.

                                   SICOR INC.

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

                                                                          Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                       -------------------------         -------------------------
                                                                         2000             1999             2000             1999
                                                                       --------         --------         --------         --------
BASIC:
Net income (loss) applicable to common shares                          $  6,764         $    284         $ 12,415         $ (1,369)
Basic weighted average common shares outstanding                         94,338           84,092           92,127           81,965
                                                                       --------         --------         --------         --------
Basic net income (loss) per share                                      $   0.07         $      -         $   0.13         $  (0.02)
                                                                       ========         ========         ========         ========
DILUTED:
Net income (loss) applicable to common shares                          $  6,764         $    284         $ 12,415         $ (1,369)
         Add 2.675% interest expense on subordinated
                  convertible notes                                          98                -              394                -
                                                                       --------         --------         --------         --------
Net income (loss) applicable to diluted shares                         $  6,862         $    284         $ 12,809         $ (1,369)
                                                                       ========         ========         ========         ========
Basic weighted average common shares outstanding                         94,338           84,092           92,127           81,965
         Net effect of dilutive stock options - based on
                  the treasury stock method                               2,386              130            2,491                -
         Net effect of dilutive warrants -  based on the
                  treasury stock method                                   2,674                1            2,618                -
         Net effect of potential shares issuable in connection
                  with stock compensation expense                           102                -              102                -
         Assumed conversion of 2.675% subordinated
                  convertible notes                                       1,744                -            3,518                -
                                                                       --------         --------         --------         --------
Diluted weighted average common shares outstanding                      101,244           84,223          100,855           81,965
                                                                       ========         ========         ========         ========
Diluted net income (loss) per share                                    $   0.07         $      -         $   0.13         $  (0.02)
                                                                       ========         ========         ========         ========


     The net effect of dilutive shares has not been included in the computation of diluted net loss per share for the six months ended June 30, 1999 since the effects of such conversions and exercises would have been anti-dilutive.

6.       COMPREHENSIVE NET INCOME (LOSS)

     SFAS No. 130, "Reporting Comprehensive Income," requires the reporting and display of comprehensive income and its components, which for the Company includes net income (loss) and foreign currency translation adjustments. In accordance with SFAS No. 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.

                                         SICOR INC.

7.       INVENTORIES

         Inventories at June 30, 2000 and December 31, 1999 consisted of (in thousands):

                                               June 30,          December 31,
                                                 2000               1999
                                              ---------          -----------
                    Raw Materials             $ 23,656            $ 24,767
                    Work-in-process             11,393               9,421
                    Finished goods              20,499              17,904
                                              ---------          -----------
                                                55,548              52,092
                    Less reserves               (4,634)             (4,376)
                                              ---------          -----------
                                              $ 50,914            $ 47,716
                                              =========          ===========

8.       CONVERTIBLE DEBT

         On April 25, 2000, the holders of $20 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. Common shares pursuant to the conversion were issued on May 1, 2000.

9.       CONTINGENCIES

      In February 1999, a lawsuit was filed by AstraZeneca plc (formerly Zeneca Limited) ("AstraZeneca") in the U.S. District Court in Baltimore, Maryland against the Food and Drug Administration ("FDA") with regard to Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol. In the suit, AstraZeneca alleged that the FDA improperly approved Gensia Sicor Pharmaceuticals' propofol product. The Company believes this lawsuit is without merit, and that it illustrates AstraZeneca's continued legal maneuvering to stop the FDA approval of generic propofol. Gensia Sicor Pharmaceuticals intervened in the lawsuit to protect its interest and support the FDA in its defense of this lawsuit. The court denied AstraZeneca's motion for a preliminary injunction on March 26, 1999, and on August 11, 1999 granted Gensia Sicor Pharmaceuticals' and the FDA's motion for summary judgment and entered judgment in favor of the defendants. On May 17, 2000 the United States Court of Appeals for the Fourth Circuit denied AstraZeneca's appeal of this judgement, and on July 14, 2000 the Court of Appeals denied AstraZeneca's petition for rehearing. AstraZeneca has until October 12, 2000 to file a petition for review by the United States Supreme Court. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows.

      It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had preliminary discussions with representatives of the federal and state governments, but is unable to estimate at this time what effect, if any, these investigations will have on the Company's pricing policies or its financial statements. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                    SICOR INC.

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

                                    SICOR INC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When used in this Form 10-Q, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, successful marketing, and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, including those listed under "RISK FACTORS THAT MAY AFFECT RESULTS." Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         The Company reported net income of $6.8 million, or $.07 per common share (after dividends on preferred stock of $1.5 million), in the second quarter ended June 30, 2000 compared to a net income of $0.3 million, or $.00 per common share (after dividends on preferred stock of $1.5 million), in the second quarter of 1999. For the six months ended June 30, 2000, the Company reported net income of $12.4 million, or $.13 per common share (after dividends on preferred stock of $3.0 million), compared to a net loss of $1.4 million, or $.02 per common share (after dividends on preferred stock of $3.0 million), for the six months ended June 30, 1999.

         Product sales in the second quarter of 2000 increased to $71.8 million from $54.7 million in the second quarter of 1999. For the first six months of 2000, product sales increased to $139.3 million from $103.0 million for the same period in 1999. The increase in product sales for the three and six months ended June 30, 2000 was due primarily to propofol sales in the U.S. and increased product sales to the Mexican government's public hospital programs. Unit demand for propofol increased substantially during both the three and six-month periods ended June 30, 2000 while experiencing relatively low price degradation. The Company anticipates current volume and price trends for propofol to continue through year-end, but cannot reliably assess the sustainability of these trends thereafter. Propofol is being sold in the U.S. through Baxter Pharmaceutical Products, Inc. ("Baxter"), which is the Company's marketing partner for a variety of the products sold in the U.S. For the six months ended June 30, 2000, the increase in product sales was offset by a one-time sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") in January 1999 resulting from the Sales and Distribution Agreement entered into with Abbott. Product sales from the Company's international units increased by $5.0 million in the second quarter of 2000 over the second quarter of 1999, and by $10 million for the first half of 2000 relative to the same period in 1999, due primarily to increased sales of paclitaxel, pentoxifylline, and megestrol in Mexico, and fermentation products (DM CTC and pleuromutiline) in Italy.

         Cost of sales for the second quarter of 2000 was $41.5 million which yielded a product gross margin of 42%, compared to a cost of sales of $33.8 million for the second quarter of 1999 which yielded a gross margin of 38%. Cost of sales for the first six months of 2000 was $79.7 million which yielded a product gross margin of 43%, compared to a cost of sales of $67.1 million for the same period of 1999 which yielded a gross margin of 35%. The increase in gross margin for the three and six months ended June 30, 2000, was primarily due to sales of propofol in the U.S. as well as a more profitable mix of existing products, including the products in Mexico and Italy referred to above.

         The Company recorded no contract research and license fees for the first six months of 2000 compared to $5.3 million in the first half of 1999. The decrease was mainly due to a non-recurring

                                    SICOR INC.

reimbursement received in March 1999 from Baxter for expenses incurred by the Company for propofol research and development. Also contributing to the decrease was the absence of license fees paid to Metabasis, which was partially divested by the Company in the second quarter of 1999.

         Research and development expenses in the second quarter of 2000 were $5.0 million compared to $3.6 million in the second quarter of 1999. For the first six months of 2000, research and development expenses were $8.9 million compared to $8.9 million for the same period in 1999. Included in the research and development expenses in the second quarter of 2000 was a $1.3 million technology acquisition charge resulting from a development, manufacturing and marketing agreement with Aesgen, Inc. ("Aesgen") entered into during the second quarter of 2000. For the six months ended June 30, 2000, research and development expenses were unchanged as higher expenses from the signing of the Aesgen agreement were offset by the absence of research and development expenses incurred by Metabasis in 1999. Metabasis was partially divested by the Company in the second quarter of 1999.

         Selling, general and administrative expenses in the second quarter of 2000 were $11.7 million compared to $10.6 million in the second quarter of 1999. Selling, general and administrative expenses for the first half of 2000 were $22.1 million compared to $20.3 million in the same period of 1999. The increase in selling, general and administrative expenses for the three and six month periods ended June 30, 2000 compared to the corresponding periods in 1999 was primarily due to variable expenses associated with increased product sales. Offsetting the increase was the absence of Metabasis' selling, general and administrative expense due to its partial divestiture in the second quarter of 1999.

      The Company recognized non-cash compensation expense of $2.6 million in the first quarter of 2000 for performance incentives earned by Mr. Donald Panoz under the terms of his agreement to serve as SICOR's non-executive Chairman of the Board. As part of the agreement, the Company recorded $1.6 million in compensation expense from the vesting of stock options in the first quarter of 2000. An additional incentive compensation expense of $1 million relating to the Company's chairman was also recorded in the first quarter of 2000 upon the Company having reached a market capitalization of $1 billion in accordance with the agreement. Payments will be made through the issuance of common stock.

         Amortization expense did not change significantly during the three and six month periods ended June 30, 2000 compared to the corresponding periods in 1999. Interest and other expenses in the second quarter of 2000 decreased to $1.8 million from $1.9 million in the second quarter of 1999. Interest and other expenses for the first six months of 2000 decreased to $4.0 million from $4.5 million in the same period of 1999. The decrease in interest and other expenses for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999 was mainly due to increased interest income earned on higher cash balances, and reduced interest expenses due to the reduction of debt. On April 25, 2000, the holders of $20 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. In connection with the conversion of the subordinated convertible notes, the Company avoided approximately $0.3 million in interest expense in the second quarter of 2000 compared to the same period in 1999. Offsetting the decrease in net interest expense were higher foreign exchange losses incurred by the Company's international operations.

         The Company recorded income tax expense of $2.1 million in the second quarter of 2000 compared to income tax benefit of $0.4 million in the second quarter of 1999. Income tax expense for the first six months of 2000 was $3.6 million compared to income tax expense of $1.1 million in the same period of 1999. The increase in income tax expense for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999 was primarily due to increased earnings of Sicor S.p.A. and Gensia Sicor Pharmaceuticals. The increase in U.S. earnings was substantially offset by the application of the Company's net operating loss carryfowards, for which a benefit had not previously been claimed.

                                    SICOR INC.

         The Company recorded no minority interest in the operations of Metabasis for the first six months of 2000 compared to $31 thousand in the first six months of 1999 as Metabasis was partially divested in the second quarter of 1999, and the remaining book value of the Company's investment in Metabasis was written down to zero at that time.

      Dividends relate to the Company's convertible exchangeable preferred stock issued in February 1993. The Company paid cash dividends on its preferred stock totaling $1.5 million in the second quarter of 2000 compared to $1.5 million in the first quarter of 1999. For the first six months of 2000, the Company paid $3.0 million in cash dividends compared to $3.0 million in the same period of 1999. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through June 2000, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, SICOR had cash and cash equivalents of $54.1 million and working capital of $60.5 million compared to $47.5 million and $42.3 million, respectively, as of December 31, 1999. The increase in cash was primarily the result of the Company generating $18.9 million of cash from operations and $2.4 million in financing activities primarily from the exercise of stock options and warrants, offset by the net investment of $14.5 million in property and equipment.

         Significant changes in operating assets and liabilities during the first six months of 2000 included a $4.9 million increase in inventory, a $3.5 million increase in accounts receivable, and a $1.8 million increase in other current and noncurrent assets. The growth in inventory reflected anticipated sales growth in both domestic and international operations, and was largely due to a build-up of inventory at the Italian operations in advance of a routine facility shutdown in August. The increase in accounts receivable was primarily attributable to a temporary decline in collections at Lemery in Mexico. The majority of Lemery's sales are to the Mexican government's public hospital programs and, as a result of the presidential election and ensuing transition of power, the Mexican government's public hospital programs have been slow to pay trade liabilities, including those due to Lemery. The Company anticipates that the government will pay its trade liabilities due to Lemery in full. The increase in other current and non-current assets was primarily due to an increase in Value Added Tax (VAT) receivable related to the purchase of inventory at the Company's Italian operations.

         The Company's financing activities during the first six months of 2000 primarily consisted of cash proceeds of $10.3 million from the exercise of stock options and warrants, offset by the net reduction of $3.4 million in short-term borrowings, the net reduction of $1.5 million in long-term debt and capital lease obligations, and the payment of $3.0 million in cash dividends to the Company's preferred stockholders.

         On April 25, 2000, the holders of $20 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. The conversion transaction was a non-cash event for the Company and, as such, has been excluded from the Company's consolidated statement of cash flows for the six months ended June 30, 2000. In connection with the conversion of the subordinated convertible notes, the Company avoided approximately $0.3 million in interest expense in the second quarter of 2000 as compared to the same period in 1999.

                                    SICOR INC.


         During the first six months of 2000, the Company paid cash dividends on its preferred stock totaling $3.0 million. At June 30, 2000, the Company had five cumulative quarters, or approximately $7.5 million, in undeclared cumulative preferred dividends. If the Company chooses to not declare dividends for six cumulative quarters, the holders of the preferred stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

      The Company expects to incur additional costs, including manufacturing and marketing costs, to support existing products, as well as anticipated product launches. Planned spending on sales and marketing activities during 2000 related to product promotion is approximately $14 to $17 million. Management also plans to invest in plant and equipment to increase and improve existing manufacturing capacity. In Italy, the Company anticipates further expenditures necessary to complete a manufacturing facility located in Santhia, Italy. In Mexico, the Company plans to invest in production capability for biogeneric and cephalosporine products. In the U.S., the Company intends to continue to make further investments in manufacturing capacity at Gensia Sicor Pharmaceuticals, including completion of a dedicated compounding and packaging facility for propofol. Worldwide spending relating to the planned capital expenditures in Italy, Mexico and the U.S. is estimated to total $32 to $34 million during 2000. The Company plans to fund capital spending through cash flow from operations and new lease agreements.

      The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at June 30, 2000 of $54.1 million and commitments from third parties, will enable it to maintain its current and planned operations. In connection with the Company's plans for expanding its business to accomplish its core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital and investment needs. Such financing may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

      As discussed in Note 9, it has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal and state governments. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

      In March 1999, the Company's Italian subsidiary, Sicor S.p.A., entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options exercisable in 1999, ten at a strike price of Lira 1,696 per U.S. $1 and an additional ten at a strike price of Lira 1,750 per U.S. $1. Additionally, in September 1999, Sicor S.p.A. entered into sixteen monthly U.S. Dollar put/Lira call options. The first four contracts, exercisable in 1999, were for U.S. $0.5 million and the next twelve contracts, exercisable starting in January 2000, were for U.S. $1 million at a strike price of Lira 1,800 per U.S. $1. In addition, in November 1999, Sicor S.p.A. entered into twelve monthly U.S. $1 million U.S. Dollar put/Lira call options at a strike price of Lira 1,800 per U.S. $1, exercisable starting in January 2000. As of June 30, 2000, no contracts have been exercised.

NEW ACCOUNTING PRONOUNCEMENT

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including

                                    SICOR INC.

the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The evaluation of the impact of SAB No. 101 has not been completed. However, to the extent SAB No. 101 would be applicable and have a material impact to the Company, management would implement this new pronouncement upon its effective date, which is currently scheduled to be the fourth quarter of 2000.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

      The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at June 30, 2000 of $54.1 million, and commitments from third parties, will enable it to maintain its current and planned operations. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital needs. Such financing may not be available on acceptable terms, or at all. If the Company is unable to obtain additional financing, the Company may have to reduce its capital expenditures, spending for the development of new products, and its workforce. Such reductions would have a material adverse effect on the Company. In addition, at June 30, 2000, approximately $104 million of the Company's $402 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

      Until 1999, the Company had been unprofitable on an annual basis since its inception in 1986. As of June 30, 2000, the Company had an accumulated deficit of approximately $332.9 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results

                                    SICOR INC.

will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

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

      A significant portion of SICOR's business is dependent on winning bids from the Mexican government's public hospital programs. The bidding for these programs is highly competitive with numerous other pharmaceutical manufacturers participating, many of which are established companies with greater financial and other resources than SICOR. The Company may not be able to continue to compete effectively with respect to these programs.

GOVERNMENT REGULATION; NO ASSURANCE OF OBTAINING REGULATORY APPROVALS

      The testing, manufacture and marketing of SICOR's products are subject to regulation by numerous federal, state and local governmental authorities in the United States, and by similar agencies in other countries in which SICOR develops, manufactures and markets drugs. SICOR must receive approval for each of its drugs from the applicable regulatory agencies before it may be marketed as a drug in a particular country. The regulatory process can take many years and may require SICOR to expend substantial resources. In addition, SICOR may encounter delays or rejections based on changes in regulatory agency policies during the period in which a potential drug is being developed or the period required for review of any application for regulatory agency approval. Delays in obtaining regulatory agency approvals could negatively affect the marketing of any potential drug, result in the imposition of costly procedures on SICOR's activities, and negatively affect SICOR's ability to receive royalties. SICOR may not obtain regulatory approvals for potential drugs.

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

                                    SICOR INC.

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

                                    SICOR INC.

of using SICOR's products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

      It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had preliminary discussions with representatives of the federal and state governments, but is unable to estimate at this time what effect, if any, these investigations will have on the Company's pricing policies or its financial statements. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

      In addition, as a manufacturer of active pharmaceutical ingredients and intermediates, SICOR supplies other pharmaceutical companies with such ingredients, which are contained in finished products. The ability of SICOR to avoid significant product liability exposures depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. SICOR may not be able to negotiate satisfactory terms and conditions with its customers. Although SICOR maintains insurance for product liability claims, which the Company believes is in line with the insurance coverage carried by other companies in its industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of SICOR.

UNCERTAINTY REGARDING MEXICAN ECONOMIC FACTORS, GOVERNMENT POLICIES AND
INFLATION

      The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on Lemery and Sicor de Mexico, and on market conditions and prices in Mexico. The majority of the finished multisource drug products manufactured by Lemery are sold to the Mexican government's public hospital programs. Sales to the Mexican government's public hospital programs may not continue in the future. In addition, although the Mexican government has historically paid Lemery on a timely basis, this payment pattern may not continue in the future. Further, as recently as 1995, Mexico experienced high double-digit inflation and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect the operations of Lemery and Sicor de Mexico.

                                    SICOR INC.

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

UNCERTAINTY OF OUTCOME OF LEGAL PROCEEDINGS

      The Company is involved in various actions, claims, and legal proceedings arising from its business operations. The ultimate outcome of these matters is uncertain and could have a material adverse effect on the Company's financial position, results of operations or cash flows. See
Note 9.

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

CONTROL BY PRINCIPAL STOCKHOLDER

      Carlo Salvi, the Company's President, Chief Executive Officer and a director, beneficially owns approximately 35% of the Company's Common Stock. In addition, pursuant to a shareholder's agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance, an entity controlled by Mr. Salvi, is entitled to designate three of SICOR's directors, who in turn are entitled to designate (jointly with two executive officer directors of SICOR) five additional directors. The consent of the Rakepoll Finance designated directors is required for SICOR to take certain actions, such as a merger or sale of all or substantially all of the business or assets of SICOR and certain issuances of securities. As a result of his ownership of SICOR Common Stock, Mr. Salvi may be able to control substantially all matters requiring approval by the stockholders of SICOR, including the election of directors and the approval of mergers or other business combination transactions.
                                    19

                                    SICOR INC.

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

      SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. At June 30, 2000, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK

      SICOR's Common Stock is expressly subordinate to the approximately $80 million (plus accrued and unpaid dividends) liquidation preference of SICOR's outstanding Convertible Exchangeable Preferred Stock. If SICOR was to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the above liquidation preference.

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

                                    SICOR INC.

                           PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

          On May 17, 2000 the United States Court of Appeals for the Fourth Circuit denied AstraZeneca's appeal of judgement in favor of Gensia Sicor Pharmaceuticals and the FDA concerning Gensia Sicor Pharmaceuticals' Abbreviated New Drug Application ("ANDA") for propofol, and on July 14, 2000, the Court of Appeals denied AstraZeneca's petition for rehearing. AstraZeneca has until October 12, 2000 to file a petition for review by the United States Supreme Court. Should AstraZeneca ultimately succeed on appeal in its litigation against the Company and the FDA, it could have a material adverse effect on the Company's financial position, results of operations or cash flows. See Note 9.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 27, 2000, the Company held its Annual Meeting of Stockholders. The following actions were taken at the meeting:

     1.   The following three class II directors were elected:

          a. Carlos A. Ferrer. 79,144,296 shares were voted in favor of the nominee, 1,200,991 shares withheld their vote and 10,249,913 shares were not voted or were broker non-votes.

          b. Carlo Salvi. 76,058,266 shares were voted in favor of the nominee, 4,287,021 shares withheld their vote and 10,249,913 shares were not voted or were broker non-votes.

          c. Carlo Ruggeri. 79,954,527 shares were voted in favor of the nominee, 390,760 shares withheld their vote and 10,249,913 shares were not voted or were broker non-votes.

          The following directors continue in office for their existing terms:
          Frank C. Becker, Herbert J. Conrad, Michael D. Cannon, Gianpaolo Colla, Donald E. Panoz, and John W. Sayward.

     2. A proposal to amend and restate the SICOR Inc. Employee Stock Purchase Plan (the "ESPP") was approved. The proposal increased by 10,000 the aggregate number of shares of common stock reserved for issuance under the ESPP.

          76,514,221 shares were voted in favor of the proposal, 3,734,065 shares were voted against the proposal, 97,001 shares abstained and 10,249,913 shares were not voted or were broker non-votes.

     3. A proposal to amend and restate SICOR Inc. Long-Term Incentive Plan was approved. The proposal increased by 600,000 the aggregate number of shares of common stock reserved for issuance under the Long-Term Incentive Plan.

          69,097,292 shares were voted in favor of the proposal, 11,134,583 shares were voted against the proposal, 113,412 shares abstained and 10,249,913 shares were not voted or were broker non-votes.

     4. The selection of Ernst and Young LLP as the Company's independent auditors was ratified.

                                    SICOR INC.

          80,263,130 shares were voted in favor of the proposal, 36,040 shares were voted against the proposal, 46,117 shares abstained and 10,249,913 shares were not voted or were broker non-votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit
           Number     Description of Document
           --------   -----------------------
           10.1       Development, Manufacturing and Marketing Agreement between
                      SICOR Inc. and Aesgen Inc. dated June 7, 2000 *

           27.1       Financial Data Schedule

           * Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

           -------------------

           (b)        Reports on Form 8-K during the first quarter

                        None.

                                    SICOR INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:      August 14, 2000          By:   /s/ Carlo Salvi
                                          -----------------------------------
                                          Carlo Salvi, President
                                          and Chief Executive Officer

Date:      August 14, 2000          By:   /s/ John W. Sayward
                                          -----------------------------------
                                          John W. Sayward, Executive Vice
                                          President, Finance, Chief Financial
                                          Officer and Treasurer

Date:      August 14, 2000          By:   /s/ David C. Dreyer
                                          -----------------------------------
                                          David C. Dreyer, Vice President,
                                          Corporate Controller and Chief
                                          Accounting Officer