Form 10-Q
period 2000-09-30
SICOR INC
filed 2000-11-14
CIK 807873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter ended September 30, 2000.

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


                                    19 HUGHES
                            IRVINE, CALIFORNIA 92618
              -----------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (949) 455-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X   NO
                                   ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK $.01 PAR VALUE                             96,744,035
---------------------------                   ---------------------------------
          Class                               Outstanding at September 30, 2000

                                   SICOR INC.

                                      INDEX

                                                                                                                PAGE
                                                                                                                ----
PART I:      FINANCIAL INFORMATION

    ITEM 1:      FINANCIAL STATEMENTS

        Consolidated Balance Sheets at September 30, 2000 and
        December 31, 1999                                                                                         3

        Consolidated Statements of Operations and Comprehensive
        Income (Loss) for the three and nine months ended September 30, 2000 and 1999                             4

        Consolidated Statements of Cash Flows for the nine months
        Ended September 30, 2000 and 1999                                                                         5

        Notes to Consolidated Financial Statements                                                                6

    ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations for the three and nine months ended September 30, 2000 and 1999                    10

        Liquidity and Capital Resources                                                                          12

    ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                       14

PART II:    OTHER INFORMATION

    ITEM 1:     Legal Proceedings                                                                                21

    ITEM 6:     Exhibits and Reports on Form 8-K                                                                 21

SIGNATURES                                                                                                       22

                                   SICOR,INC.

                          PART I: FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                       2000              1999
                                                                                  ---------------   ---------------
                                                                                   (Unaudited)
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                          $ 55,872          $ 47,506
     Accounts receivable, net                                                             57,141            49,623
     Inventories, net                                                                     51,725            47,716
     Other current assets                                                                 10,745             9,514
                                                                                  ---------------   ---------------
         Total current assets                                                            175,483           154,359

Property and equipment, net                                                              108,830           101,839
Other noncurrent assets                                                                   20,407            22,551
Intangibles, net                                                                          40,450            42,971
Goodwill, net                                                                             62,454            64,459
                                                                                  ---------------   ---------------
                                                                                       $ 407,624         $ 386,179
                                                                                  ===============   ===============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 31,915          $ 35,363
     Accrued payroll and related expenses                                                 11,045             5,858
     Other accrued liabilities                                                            24,648            25,680
     Short-term borrowings                                                                34,293            36,685
     Current portion of long-term debt                                                     6,471             6,974
     Current portion of capital lease obligations                                          1,099             1,521
                                                                                  ---------------   ---------------
         Total current liabilities                                                       109,471           112,081

Other long-term liabilities                                                                8,907             9,599
Long-term debt, less current portion                                                      13,864            35,661
Long-term capital lease obligations, less current portion                                  1,476             2,447
Deferred taxes                                                                            16,051            17,537

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized, 1,600 issued and
         outstanding, liquidation preference of $80,000                                       16                16
     Common stock, $.01 par value, 125,000 shares authorized,
         96,744 and 88,848 shares issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively                           967               888
     Additional paid-in capital                                                          584,927           558,802
     Accumulated deficit                                                                (322,958)         (348,310)
     Accumulated other comprehensive loss                                                 (5,097)           (2,542)
                                                                                  ---------------   ---------------
         Total stockholders' equity                                                      257,855           208,854
                                                                                  ---------------   ---------------
                                                                                       $ 407,624         $ 386,179
                                                                                  ===============   ===============

                             See accompanying notes.

                                   SICOR,INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                             --------------------------   --------------------------
                                                                 2000          1999           2000          1999
                                                             ------------  ------------   ------------  ------------
                                                                             (Restated)                   (Restated)
Revenues:
    Product sales                                                $71,694       $55,419       $211,013      $158,467
    Contract research and license fees                                 -             -              -         5,303
                                                             ------------  ------------   ------------  ------------
      Total revenues                                              71,694        55,419        211,013       163,770

Costs and expenses:
    Cost of sales                                                 39,340        34,233        119,037       101,352
    Research and development                                       3,539         3,396         12,455        12,323
    Selling, general and administrative                           15,203         9,957         37,346        30,224
    Non-cash compensation                                              -             -          2,579             -
    Amortization expense                                           1,481         1,523          4,461         4,575
    Interest and other, net                                          797         1,096          4,753         5,587
    Write-down of investment and divestiture
        of business charge                                             -             -              -         1,777
                                                             ------------  ------------   ------------  ------------
      Total costs and expenses                                    60,360        50,205        180,631       155,838

Net income before income taxes                                    11,334         5,214         30,382         7,932
Provision for income tax expense                                  (1,389)         (715)        (5,030)       (1,841)

                                                             ------------  ------------   ------------  ------------
Net income before minority interest                                9,945         4,499         25,352         6,091
Minority interest                                                      -             -              -            31

                                                             ------------  ------------   ------------  ------------
Net income                                                         9,945         4,499         25,352         6,122
Dividends on preferred stock                                      (1,504)       (1,504)        (4,496)       (4,496)

                                                             ------------  ------------   ------------  ------------
Net income applicable to common shares                             8,441         2,995         20,856         1,626
Other comprehensive (loss) income:
    Foreign currency translation                                  (1,635)          465         (2,555)       (1,351)
                                                             ------------  ------------   ------------  ------------
Comprehensive net income                                          $6,806        $3,460        $18,301         $ 275
                                                             ============  ============   ============  ============

Net income per share
    - Basic                                                       $ 0.09        $ 0.03         $ 0.22        $ 0.02
                                                             ============  ============   ============  ============
    - Diluted                                                     $ 0.08        $ 0.03         $ 0.21        $ 0.02
                                                             ============  ============   ============  ============

Shares used in calculating per share amounts
    - Basic                                                       96,655        88,606         93,648        84,203
                                                             ============  ============   ============  ============
    - Diluted                                                    101,732        88,743        101,167        84,550
                                                             ============  ============   ============  ============

                             See accompanying notes.

                                  SICOR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          2000              1999
                                                                                     -------------     -------------
                                                                                                          (Restated)
Cash flows from operating activities:
    Net income                                                                            $25,352           $ 6,122
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
        Depreciation and amortization                                                      14,323            14,254
        Loss on disposal of property & equipment                                               72                 -
        Non-cash compensation                                                               2,699                 -
        Minority interest                                                                       -               (31)
        Deferred income tax                                                                  (427)             (347)
        Inventory purchase price allocation adjustments                                       450               504
        Write-down of investment and divestiture business charge                                -             1,777
    Change in operating assets and liabilities:
        Accounts receivable                                                                (9,718)              464
        Inventories                                                                        (7,543)            3,147
        Other current and noncurrent assets                                                (1,698)              180
        Accounts payable and accrued expenses                                               1,655            (5,735)
                                                                                     -------------     -------------
Net cash provided by operating activities                                                  25,165            20,335

Cash flows from investing activities:
    Purchases of property and equipment                                                   (22,016)          (21,078)
    Divestiture of Metabasis Therapeutics, Inc.                                                 -            (4,911)
    Proceeds from sale of property                                                            119                 -
    Other noncurrent assets                                                                    43                 -
                                                                                     -------------     -------------
Net cash used in investing activities                                                     (21,854)          (25,989)

Cash flows from financing activities:
    Payments of cash dividends on preferred stock                                          (4,496)           (4,496)
    Issuance of common stock and warrants, net                                             11,595            35,482
    Change in short-term borrowings                                                         1,675            (7,570)
    Issuance of long-term debt and capital lease obligations                                3,413            13,718
    Principal payments on long-term debt from related party                                     -           (10,000)
    Principal payments on long-term debt and capital lease obligations                     (6,144)           (9,424)
                                                                                     -------------     -------------
Net cash provided by financing activities                                                   6,043            17,710

Effect of exchange rate changes on cash                                                      (988)           (1,724)
                                                                                     -------------     -------------
(Decrease) Increase in cash and cash equivalents                                            8,366            10,332
Cash and cash equivalents at beginning of period                                           47,506            24,461
                                                                                     -------------     -------------
Cash and cash equivalents at end of period                                                $55,872           $34,793
                                                                                     =============     =============

Supplemental schedule of non-cash financing activities:
    Common stock issued to settle convertible debt                                        $20,000               $ -

                             See accompanying notes.

                                  SICOR, INC.

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

         In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results for the three and nine-month periods ended September 30, 2000 and 1999 have been made. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                   SICOR,INC.

prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by Staff Accounting Bulletin No. 101B, sets forth the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may require that nonrefundable fees received pursuant to certain collaborative agreements not be recognized as revenue when received, but instead recognized as revenue over future periods. Implementation of SAB No. 101 is required no later than the fourth quarter of 2000. Company management is presently evaluating the impact of SAB No. 101 and expects to record deferred revenue and a charge to income of approximately $1 million net of taxes, which will be reported as a change in accounting principle. The cumulative effect of this accounting change will be recorded as of January 1, 2000.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. The Company does not expect the application of FIN 44 to have an effect on its consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not completed its determination of the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations.

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


3.       CHANGE IN ACCOUNTING PRINCIPLES

         At the time of its acquisition in 1997, Sicor S.p.A. used the LIFO method to determine inventory valuation. Effective January 1, 1999, Sicor S.p.A. changed to the FIFO method. The change in accounting principle, which has been applied retroactively for the years 1999, 1998, and 1997 (from the date of the acquisition), was made to conform the inventory valuation method of Sicor S.p.A. to the method used by all of the Company's other operations. At the time of acquisition, this change was considered but delayed because of the relative insignificance of the accounting change. Since its acquisition of Sicor S.p.A., the Company has become more fully integrated and management believes consistency is preferable. Additionally, the Company has been in a stable price environment where LIFO and FIFO are approximately the same and prices are not expected to increase significantly in the foreseeable future. As such, FIFO more closely represents current costs in the current stable price environment.

         The effect of this change in 1999 was to decrease net income by $0.9 million ($0.01 per share), as follows (in thousands):

                            ADJUSTMENT TO 1999 NET INCOME
                        --------------------------------------
QUARTER                      TOTAL               PER SHARE
-------                 ----------------      ----------------
First                               $ -                   $ -
Second                             (217)                    -
Third                              (113)                    -
Fourth                             (617)                (0.01)
                        ----------------      ----------------
                                 $ (947)              $ (0.01)
                        ================      ================

4.       NON-CASH COMPENSATION

         In September 1997, the Company's stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, the Company recorded $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1.0 million relating to the Company's chairman was also recorded in the first quarter of 2000, upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of an agreement between the Company and the Chairman of the Board. Payments will be made through the issuance of common stock.

                                   SICOR,INC.

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

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                             --------------------------   --------------------------
                                                                2000          1999           2000          1999
                                                             ------------  ------------   ------------  ------------
                                                                             (Restated)                   (Restated)
BASIC:
Net income (loss) applicable to common shares                    $ 8,441       $ 2,995       $ 20,856       $ 1,626
Basic weighted average common shares outstanding                  96,655        88,606         93,648        84,203
                                                             ------------  ------------   ------------  ------------
Basic net income (loss) per share                                 $ 0.09        $ 0.03         $ 0.22        $ 0.02
                                                             ============  ============   ============  ============

DILUTED:
Net income (loss) applicable to common shares                    $ 8,441       $ 2,995       $ 20,856       $ 1,626
    Interest expense on subordinated convertible
      notes prior to conversion on May 1, 2000                         -             -            394             -
                                                             ------------  ------------   ------------  ------------
Net income (loss) applicable to diluted shares                   $ 8,441       $ 2,995       $ 21,250       $ 1,626
                                                             ============  ============   ============  ============

Basic weighted average common shares outstanding                  96,655        88,606         93,648        84,203
    Net effect of dilutive stock options - based on
      the treasury stock method                                    2,260           136          2,448           228
    Net effect of dilutive warrants -  based on the
      treasury stock method                                        2,715             1          2,632           119
    Net effect of potential shares issuable in connection
      with non-cash compensation (see Note 4)                        102             -            102             -
    Potential shares issuable in connection
      with convertible notes prior to conversion
      on May 1, 2000                                                   -             -          2,337             -
                                                             ------------  ------------   ------------  ------------
Diluted weighted average common shares outstanding               101,732        88,743        101,167        84,550
                                                             ============  ============   ============  ============
Diluted net income (loss) per share                               $ 0.08        $ 0.03         $ 0.21        $ 0.02
                                                             ============  ============   ============  ============


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

                                   SICOR,INC.

7.       INVENTORIES

         Inventories at September 30, 2000 and December 31, 1999 consisted of (in thousands):

                                   SEPTEMBER 30,        DECEMBER 31,
                                       2000                 1999
                                 ----------------     ----------------
Raw Materials                           $ 24,983             $ 24,767
Work-in-process                           11,808                9,421
Finished goods                            19,882               17,904
                                 ----------------     ----------------
                                          56,673               52,092
Less reserves                             (4,948)              (4,376)
                                 ----------------     ----------------
                                        $ 51,725             $ 47,716
                                 ================     ================



8.       CONVERTIBLE DEBT

         On April 25, 2000, the holders of $20.0 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. Common shares pursuant to the conversion were issued on May 1, 2000.


9.       CONTINGENCIES

         It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. While these discussions are still at the preliminary stage, Sicor has established a reserve of $2.5 million in the current year third quarter financial statements, which represents management's estimate of costs which could be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                   SICOR,INC.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         The Company reported net income of $8.4 million, or $.08 per common share on a diluted basis (after dividends on preferred stock of $1.5 million), in the third quarter ended September 30, 2000 compared to a net income of $3.0 million, or $.03 per common share on a diluted basis (after dividends on preferred stock of $1.5 million), in the third quarter of 1999. For the nine months ended September 30, 2000, the Company reported net income of $20.9 million, or $.21 per common share on a diluted basis (after dividends on preferred stock of $4.5 million), compared to net income of $1.6 million, or $.02 per common share on a diluted basis (after dividends on preferred stock of $4.5 million), for the nine months ended September 30, 1999.

         Product sales in the third quarter of 2000 increased to $71.7 million from $55.4 million in the third quarter of 1999. For the first nine months of 2000, product sales increased to $211.0 million from $158.5 million for the same period in 1999. Combined product sales from the Company's international units increased by $6.5 million in the third quarter of 2000 over the third quarter of 1999, and by $16.7 million for the nine months of 2000 relative to the same periods in 1999. The worldwide increase in product sales for the three and nine months ended September 30, 2000 was due primarily to increased propofol sales by Gensia Sicor Pharmaceuticals in the United States and increased product sales of paclitaxel by Lemery to the Mexican government's public hospital programs. Also contributing to the Company's higher sales during the nine months ended September 30, 2000 were increased sales of fermentation products by Diaspa. Unit demand for propofol increased substantially during both the three-and nine-month periods ended September 30, 2000, relative to the same periods in 1999 while experiencing modest price degradation. The Company anticipates current volume and price trends for propofol to continue through year-end, but cannot reliably assess the sustainability of these trends thereafter. See "Risk Factors That May Affect Results - Competition". Propofol is being sold in the United States through Baxter Pharmaceutical Products, Inc. ("Baxter"), the Company's marketing partner for a variety of the products sold in the United States. Offsetting the increase in sales for the nine months ended September 30, 2000, was a one-time sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") in January 1999 resulting from a Sales and Distribution Agreement entered into with Abbott at that time.

         Cost of sales for the third quarter of 2000 was $39.3 million which yielded a product gross margin of 45%, compared to a cost of sales of $34.2 million for the third quarter of 1999 which yielded a gross margin of 38%. Cost of sales for the first nine months of 2000 was $119.0 million which yielded a product gross margin of 44%, compared to a cost of sales of $101.4 million for the same period of 1999 which yielded a gross margin of 36%. The increase in gross margin for the three and nine months ended September

                                   SICOR,INC.

30, 2000, was due primarily to sales of propofol in the United States, sales of steroid products by Sicor S.p.A., as well as increased production efficiencies due to upgrading of equipment at Lemery.

         The Company did not record contract research and license fees during the first nine months of 2000 as compared to $5.3 million recorded during the first half of 1999. The decrease was mainly due to a $3.5 million non-recurring reimbursement received in March 1999 from Baxter for expenses incurred by the Company for propofol research and development. Also contributing to the decrease was the absence of license fees paid to Metabasis, which was partially divested by the Company in the second quarter of 1999, and has since that time not been reflected in the consolidated financial results of SICOR.

         Research and development expenses in the third quarter of 2000 were $3.5 million compared to $3.4 million in the third quarter of 1999. For the first nine months of 2000, research and development expenses were $12.5 million compared to $12.3 million for the same period in 1999. Research and development expenses rose slightly during the third quarter of 2000 relative to 1999 due mainly to increased stability work on new and existing products at the Company's Mexican operations, as well as pre-operative costs associated with the development of a biotech facility located in Mexico. For the nine months ended September 30, 2000, research and development expenses did not change significantly as a $1.3 million charge for technology acquisition during the second quarter of 2000 was more than offset by the absence of $2.0 million in research and development expenses incurred by Metabasis in the first quarter of 1999. The technology acquisition charge related to a development agreement with Aesgen, Inc. entered into during the second quarter of 2000. Metabasis was partially divested by the Company in the second quarter of 1999, and has since that time not been reflected in the consolidated financial results of SICOR.

         Selling, general and administrative expenses in the third quarter of 2000 were $15.2 million compared to $10.0 million in the third quarter of 1999. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $37.3 million compared to $30.2 million in the same period of 1999. The increase in selling, general and administrative expenses for the three and nine month periods ended September 30, 2000 compared to the corresponding periods in 1999 was primarily due to a one-time charge of $2.5 million recognized during the third quarter of 2000. The one-time charge represented the Company's estimate of costs that could be incurred in connection with the defense of an ongoing governmental investigation of reimbursements made under Medicaid. See "Notes to Consolidated Financial Statements - Contingencies". Also contributing to the increase in selling, general and administrative expenses in 2000 relative to 1999 were higher management incentive compensation costs associated with increased net income, as well as additional expenses associated with the development of a private sector sales force in Mexico. Offsetting the increase in selling, general and administrative expenses for the first nine months of the current year relative to the first nine months of 1999 was the absence of Metabasis' selling, general and administrative expense due to its partial divestiture in the second quarter of 1999.

         The Company recognized non-cash compensation expense of $2.6 million in the first quarter of 2000 for performance incentives earned by Donald E. Panoz under the terms of his agreement (the "Chairman's Agreement") to serve as SICOR's non-executive Chairman of the Board. The Company recorded $1.6 million in compensation expense from the vesting of Mr. Panoz's stock options in the first quarter of 2000 as provided by the Chairman's Agreement. An additional incentive compensation expense of $1.0 million relating to Mr. Panoz was also recorded in the first quarter of 2000 upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of the Chairman's Agreement. As provided in the terms of the Chairman's Agreement, payments to Mr. Panoz will be made in the form of common stock to be issued by the Company.

                                   SICOR,INC.

         Interest and other expenses in the third quarter of 2000 decreased to $0.8 million from $1.1 million in the third quarter of 1999. Interest and other expenses for the first nine months of 2000 decreased to $4.8 million from $5.6 million in the same period of 1999. The decrease in net interest expense and other expenses for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, was largely due to increased interest income earned on higher cash balances and reduced interest expense due to the conversion of long-term debt to equity in the second quarter of this year. For the nine months ended September 30, 2000, the decrease in net interest expense was offset by higher foreign exchange losses incurred by the Company's international operations.

         The Company recorded income tax expense of $1.4 million in the third quarter of 2000 compared to income tax expense of $0.7 million in the third quarter of 1999. Income tax expense for the first nine months of 2000 was $5.0 million compared to income tax expense of $1.8 million in the same period of 1999. The increase in income tax expense for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999 was due to increased worldwide earnings, principally Gensia Sicor Pharmaceuticals in the United States. The increase in United States taxable income due to higher earnings at Gensia Sicor Pharmaceuticals was substantially offset by the application of the Company's net operating loss carryfoward.

         The Company recorded no minority interest in the operations of Metabasis for the first nine months of 2000 compared to $31 thousand in the first six months of 1999 as Metabasis was partially divested in the second quarter of 1999, and the remaining book value of the Company's 30% investment in Metabasis was written down to zero at that time.

         Dividends relate to the Company's $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock") issued in February 1993. The Company paid cash dividends on its preferred stock totaling $1.5 million in the third quarter of 2000 compared to $1.5 million in the third quarter of 1999. For the first nine months of 2000, the Company paid $4.5 million in cash dividends compared to $4.5 million in the same period of 1999. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the Convertible Preferred Stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of Convertible Preferred Stock dividends in September 1996. Through September 2000, the Company has approximately $7.5 million in undeclared cumulative Convertible Preferred Stock dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of the Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, SICOR had cash and cash equivalents of $55.9 million and working capital of $66.0 million compared to $47.5 million and $42.3 million, respectively, as of December 31, 1999. The increase in cash was primarily the result of the Company generating $25.2 million of cash from operations and $6.0 million in financing activities primarily from the exercise of stock options and warrants, offset by the net investment of $21.9 million in property and equipment.

         Significant changes in the Company's operating cash flow during the first nine months of 2000 included a $9.7 million increase in accounts receivable and a $7.5 million increase in inventory. The increase in accounts receivable was primarily attributable to higher sales worldwide and a decline in collections at

                                   SICOR,INC.

Lemery. The majority of Lemery's sales are to the Mexican government's public hospital programs and, as a result of the recent presidential election and ensuing transition of power, the Mexican government's public hospital programs have been slow to pay trade liabilities, including those due to Lemery. The Company anticipates that the government will pay its trade liabilities due to Lemery in full. The growth in inventory reflected anticipated sales growth in worldwide operations.

         The Company's cash flow from financing activities during the first nine months of 2000 primarily consisted of cash proceeds of $11.6 million from the exercise of stock options and warrants, a $1.7 million increase in short-term borrowings, offset by the net reduction of $2.7 million in long-term debt and capital lease obligations, and the payment of $4.5 million in cash dividends to the Company's preferred stockholders.

         On April 25, 2000, the holders of $20.0 million of 2.675% subordinated convertible notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. The conversion transaction was a non-cash event for the Company and, as such, has been excluded from the Company's consolidated statement of cash flows for the nine months ended September 30, 2000. In connection with the conversion of the subordinated convertible notes, the Company avoided approximately $0.6 million in interest expense in the second and third quarter of 2000 as compared to the same periods in 1999.

         The Company expects to incur additional costs, including manufacturing and marketing costs, to support existing products, as well as anticipated launches of new products. Planned spending on sales and marketing activities during the current year is projected to be approximately $16 million. Management also plans to invest $38 million through the end of the current year in plant and equipment to increase and improve existing manufacturing capacity worldwide. In Italy, the Company anticipates further expenditures necessary to complete a manufacturing facility located in Santhia, Italy. In Mexico, the Company plans to invest in production capability for generic biological products. In the United States, the Company intends to continue to make further investments in manufacturing capacity at Gensia Sicor Pharmaceuticals primarily for propofol. The Company plans to fund capital spending through cash flow from operations and new lease agreements.

         The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at September 30, 2000 of $55.9 million and commitments from third parties, will enable it to maintain its current and planned operations. In connection with the Company's plans for expanding its business to accomplish its core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital and investment needs. Such financing may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

         In March 1999, the Company's Italian subsidiary, Sicor S.p.A., entered into twenty monthly U.S. $1 million U.S. Dollar put/Lira call options exercisable in 1999, ten at a strike price of 1,696 Lira per U.S. $1 and an additional ten at a strike price of 1,750 Lira per U.S. $1. Additionally, in September 1999, Sicor S.p.A. entered into sixteen monthly U.S. Dollar put/Lira call options. The first four contracts, exercisable in 1999, were for U.S. $0.5 million and the next twelve contracts, exercisable starting in January 2000, were for U.S. $1 million at a strike price of 1,800 Lira per U.S. $1. In November 1999, Sicor S.p.A. entered into twelve monthly U.S. $1 million U.S. Dollar put/Lira call options at a strike price of 1,800 Lira per U.S. $1, exercisable starting in January 2000. In September 2000, Sicor S.p.A. entered into twelve monthly U.S. $1.75 million U.S. Dollar put/Lira call options at a strike price of 2,100 Lira per U.S. $1, exercisable starting in

                                   SICOR,INC.

January 2001. As of September 30, 2000, none of these contracts have been exercised.

NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by Staff Accounting Bulletin No. 101B, sets forth the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may require that nonrefundable fees received pursuant to certain collaborative agreements not be recognized as revenue when received, but instead recognized as revenue over future periods. Implementation of SAB No. 101 is required no later than the fourth quarter of 2000. Company management is presently evaluating the impact of SAB No. 101 and expects to record deferred revenue and a charge to income of approximately $1 million net of taxes, which will be reported as a change in accounting principle. The cumulative effect of this accounting change will be recorded as of January 1, 2000.

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. The Company does not expect the application of FIN 44 to have an effect on its consolidated financial statements.

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


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk with respect to its debt outstanding and foreign currency transactions. Most of the Company's long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, the Company will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying U.S. Dollar put/Lira call options to strike at a rate equal to or above the budgeted exchange rate.

RISK FACTORS THAT MAY AFFECT RESULTS

         This report includes forward-looking statements about the Company's business and results of operations, which are subject to risks and uncertainties that could cause the Company's actual results to vary

                                   SICOR,INC.

materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated herein by reference.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company anticipates that its operating cash flows, combined with its current cash and cash equivalents on hand at September 30, 2000 of $55.9 million, and commitments from third parties, will enable it to maintain its current and planned operations. The Company will continue to evaluate the need for additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital needs. Such financing may not be available on acceptable terms, or at all. In addition, at September 30, 2000, approximately $103 million of the Company's $408 million in assets consisted of either intangibles or goodwill. The Company may not be able to realize any value from these intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

LOSS HISTORY; UNCERTAINTY OF FUTURE PROFITABILITY

         Until 1999, the Company had been unprofitable on an annual basis since its inception in 1986. As of September 30, 2000, the Company had an accumulated deficit of approximately $323 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

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

                                   SICOR,INC.

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

                                   SICOR,INC.

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

         In addition, as a manufacturer of active pharmaceutical ingredients and intermediates, SICOR supplies other pharmaceutical companies with such ingredients, which are contained in finished drug products. The ability of SICOR to avoid significant product liability exposures depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. SICOR may not be able to negotiate satisfactory terms and conditions with its customers. Although SICOR maintains insurance for product liability claims, which the Company believes is comparable to the insurance coverage carried by other companies in its industry, such insurance coverage may not be sufficient to protect the Company from all risks associated with product liability claims. In addition, adequate insurance coverage might not continue

                                   SICOR,INC.

to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of SICOR.

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

UNCERTAINTY OF OUTCOME OF LEGAL PROCEEDINGS

         The Company is involved in various actions, claims, and legal proceedings arising from its business operations. The ultimate outcome of these matters is uncertain and could have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Notes to Consolidated Financial Statements - Contingencies".

CURRENCY FLUCTUATIONS

         SICOR has significant operations in several countries, including the United States, Italy, Mexico and

                                   SICOR,INC.

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

         SICOR has never paid cash dividends on SICOR Common Stock. SICOR presently intends to retain earnings, if any, for the development of its businesses and does not anticipate paying any cash dividends on SICOR Common Stock in the foreseeable future. Unless full cumulative dividends are paid on SICOR's outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on SICOR Common Stock. At September 30, 2000, SICOR had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If SICOR chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK

         SICOR's Common Stock is expressly subordinate to the approximately $80 million (plus accrued and unpaid dividends) liquidation preference of SICOR's outstanding Convertible Preferred Stock. If SICOR were to cease operations and liquidate its assets, there might not be any remaining value available for distribution to the holders of common stock after providing for such liquidation preference.

                                   SICOR,INC.

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

                                   SICOR,INC.

                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

          The Company recognized a $2.5 million charge in the third quarter of 2000 representing an estimate of costs that could be incurred in connection with the defense of an ongoing governmental investigation of reimbursements made under Medicaid. See "Notes to Consolidated Financial Statements -
Contingencies".

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         EXHIBIT
         NUMBER        DESCRIPTION OF DOCUMENT
         -------       -----------------------

         27.1          Financial Data Schedule

----------------

    (b) Reports on Form 8-K during the first quarter

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  November 14, 2000            By:   /s/ CARLO SALVI
                                          --------------------------------------
                                          Carlo Salvi, President
                                          and Chief Executive Officer


Date:  November 14, 2000            By:   /s/ JOHN W. SAYWARD
                                          --------------------------------------
                                          John W. Sayward, Executive Vice
                                          President, Finance, Chief Financial
                                          Officer and Treasurer


Date:  November 14, 2000            By:   /s/ DAVID C. DREYER
                                          --------------------------------------
                                          David C. Dreyer, Vice President,
                                          Corporate Controller and Chief
                                          Accounting Officer