Form 10-K405
period 2000-12-31
SICOR INC
filed 2001-03-30
CIK 807873

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-18549
                            ------------------------
                                   SICOR INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      33-0176647
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                                   19 HUGHES
                            IRVINE, CALIFORNIA 92618
             (Address of principal executive offices and zip code)

                                 (949) 455-4700
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, PAR VALUE $.01
                PREFERRED STOCK PURCHASE RIGHTS, PAR VALUE $.01
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    At February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $837 million, based on the last sale price as reported on the Nasdaq National Market.

    At February 28, 2001, there were 100,105,096 shares of common stock, $.01 par value, of the registrant issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

    The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 31, 2001 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

    SICOR Inc. ("SICOR" or the "Company") is a specialty pharmaceutical company with operations located in the United States, Italy, and Mexico. SICOR was incorporated in 1986 in the state of Delaware. SICOR's principle executive offices are located at 19 Hughes, Irvine, California 92618 and its telephone number is (949) 455-4700.

FOCUS AND STRATEGY

    SICOR is strategically focused in four distinct, but complementary areas:
(1) the development, manufacture, and marketing of sterile multi-source injectable pharmaceuticals; (2) the development and manufacture of active pharmaceutical ingredients ("API") for multi-source and branded products for internal and third party customers; (3) the development of improved dosage forms and drug delivery systems for existing compounds and (4) the development of bio-equivalent and improved forms of existing biologics. Within each of these areas SICOR will concentrate on products and technologies that offer first-to-market opportunities, significant technological barriers to entry, and above-average investment returns. Additionally the Company will pursue products and technologies that provide opportunities for platform expansion. Management believes that these strategies capitalize on the Company's strengths and abilities in each of its selected markets.

    In accord with the strategy set forth above the Company evaluates performance and resource allocation based on the geographic location of its business units, which are the United States, Italy, and Mexico.

UNITED STATES

    The Company's United States operations have broad capabilities in the formulation, development, manufacture, and marketing of multisource injectable pharmaceuticals. The Company has major distribution agreements with Baxter Pharmaceutical Products, Inc. ("Baxter") and Abbott Laboratories ("Abbott"), and maintains a sales and marketing team which covers the major hospital and non-hospital markets in the United States. The sales and marketing team has established relationships with hospital group purchasing organizations, managed care groups and other large healthcare purchasing organizations.

    Product development in the United States is focused on multisource injectable drugs in oncology, anesthesiology, and critical care as well as other selected areas. The Company has 14 Abbreviated New Drug Applications ("ANDAs") pending with the United States Food and Drug Administration ("FDA") and approximately 30 multisource products under development. The Company believes that continued investment in product development will position it for growth over the next five years when a number of major injectable drugs will lose patent protection. The Company currently manufactures approximately 40 multisource pharmaceuticals.

    Propofol injectable emulsion is an intravenous sedative hypnotic agent used for the induction and maintenance of anesthesia or sedation. The Company's propofol product is currently the only generic propofol on the United States market, and the Company has been issued a patent for its formulation of propofol. However, there can be no assurance that other generic competitors will not enter the United States market at any time. Propofol is being sold in the United States through Baxter, which is the Company's sole distributor for a variety of products in the United States. The market for propofol in 2000 was approximately $339 million as reported by IMS, a market research firm. AstraZeneca PLC markets the branded propofol product, DIPRIVAN-Registered Trademark- Injectable Emulsion with disodium edetate. Propofol was a key contributor to the Company's profitability in 2000. Baxter sales of propofol accounted for approximately 44.5% of total propofol sales in the United States in the fourth quarter of 2000, according to data supplied by IMS. Sales of Propofol to Baxter accounted for a significant portion of the Company's consolidated net revenue during 2000 and 1999, respectively. Total sales to Baxter accounted for 33% and 21% of the Company's consolidated net revenue during 2000 and 1999, respectively.

    In January 1999, the Company entered into a Sales and Distribution agreement with Abbott, under which the two companies formed a strategic alliance for the marketing and distribution of certain oncology products in the United States. This seven-year collaboration currently includes ten of the Company's oncology products and is expected to expand in the future to include certain oncology products under development. Under the agreement, the Company develops and manufactures oncology products, and Abbott markets and sells them to hospitals and clinics. Sales of oncology products under the Abbott relationship accounted for approximately 6% and 10% of the Company's consolidated net revenue during 2000 and 1999, respectively.

    The Company's United States manufacturing facilities have the capability to formulate, fill, label and package finished injectable drug products. Additionally, the facility is able to terminally sterilize or aseptically fill vials and syringes, and to lyophilize (freeze dry) products. The Company has a separate oncology manufacturing facility with the capability to produce oncology products in lyophilized or liquid forms and in glass or polymer (plastic) vials.

    In the United States, the Company also operates a contract manufacturing business focused on the manufacture of sterile injectable products for biotechnology and pharmaceutical companies. This business offers a range of manufacturing services, including formulation development and optimization, analytical methods development and validation, regulatory support, and finished dosage manufacturing at both pilot and commercial scale.

ITALY

    The Company's Italian operations produce API using both chemical synthesis and fermentation in accordance with the most relevant pharmacopoeias (pharmaceutical standards). These substances are used in finished dosage form products for oral pulmonary, parenteral, and topical administration. They belong to five different categories: immunosuppressants, oncological agents, steroidal hormones, corticosteroids, and non-depolarizing muscle relaxants.

    Immunosuppressant drugs for which the Company manufactures the API include cyclosporine, a selective immunosuppressant administered to virtually all transplant patients to reduce the risk of severe organ rejection. Patients typically use cyclosporine for the remainder of their lives following organ transplant surgery. Dexrazoxane, another immunosuppressant drug for which the Company manufactures the API, is used to reduce the cardio-toxicity of oncological agents, and therefore allows for the administration of larger doses. Dexrazoxane is manufactured using a proprietary process covered by patents filed in several countries. The oncological agents for which the Company manufactures the API include drugs for testicular and small cell lung cancer, squamous cell carcinomas of head, neck and mouth, drugs for bladder cancer and adenocarcinomas of the stomach and pancreas, Kaposi's sarcoma, and adult leukemia.

    Progestin agents for which the Company manufactures the API are used for contraceptives and to treat endometrial, breast and uterine cancer. Corticosteroids are used in a variety of anti-inflammatory preparations for the treatment of asthma, allergies, and certain dermatological conditions. Non-depolarizing muscle-relaxants are used in conjunction with anesthetics during surgery.

    In addition to its production of API for multi-source products, the Company also provides custom manufactured API for a variety of proprietary drug manufacturers. The Company's Italian operations have the capability to take products from the laboratory bench to the worldwide market with virtually any class of compound from process development to Drug Master File ("DMF") preparation and submission, and production in compliance with the current Good Manufacturing Practices ("cGMP's") promulgated by the FDA. The Company's sites in Italy receive regular inspection by the FDA and maintain a sophisticated quality system to ensure compliance with cGMP.

    The Italian operations supply bulk drug substances to the Company's finished dosage manufacturing facilities located in the United States and Mexico, as well as to drug manufacturers located primarily in North America, the European Union, and Asia.

MEXICO

    In Mexico, the Company manufactures API and finished multisource products. Finished multisource drug products are sold primarily to the national health programs in Mexico, which sales accounted for approximately 11%, 11%, and 14% of consolidated net revenue in the years 2000, 1999, and 1998, respectively. Future business with the government is subject to renewal on an annual basis each October through product bids for the following year. At times, the government may elect to supplement its annual product bid cycle with smaller intra-year bids to address temporary inventory shortages. During election transition years, such as is the case in 2000 to 2001, the government renews product bids on a biannual basis during October and April. Beginning in 2000, the Company initiated an effort to expand its private sector sales force in order to reduce its dependence on government sales.

    The API facility in Mexico is a cGMP facility approved by the FDA. Differing patent laws, which allow products under patent in Europe to be developed in Mexico ahead of the patent expiration, improve the Company's ability to introduce new products on a first-to-market basis.

    The Company expects the development of bio-equivalent and improved forms of existing biologics to be a new source of product revenue in future years. In anticipation of this new business, the Company began construction of a new finished dosage production facility in Toluca, Mexico in 2000, and anticipates that this facility will be built to comply with both European and FDA standards.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This report and the documents incorporated by referenced herein contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. "Forward-looking" statements are any statements that are not based on historical information, such as statements concerning the Company's product development strategy and the timing of regulatory filings and approvals. Such statements involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products and prices, and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission ("SEC"). For example, no assurance can be given that the Company will successfully complete the development of products under development, that the Company will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, there can be no assurance that the Company's competitors will not develop and introduce products that will adversely affect the Company's business and results of operations. These factors may cause the Company's results to differ materially from the statements made in this report or otherwise made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-K. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

RAW MATERIALS

    While the Company attempts to use its own API when possible, it depends on third party manufacturers for bulk raw materials for many of its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, certain of the Company's operations utilize sole sources of supply for raw materials used in the manufacture of its products and certain packaging components. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on the Company's business and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. The Company obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other things, FDA, customs and other government clearances, duties and regulation by the countries of origin.

RESEARCH AND DEVELOPMENT

    For the years ended December 31, 2000, 1999 and 1998, the Company spent $18 million, $16 million and $23 million, respectively, for research and development activities. From time to time, the Company may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to enhance and complement its product development programs.

SEASONALITY

    While certain of the Company's individual products may have a degree of seasonality, there are no significant seasonal aspects to the Company's business, except that sales of pharmaceutical products during the fourth quarter are slightly higher as some customers process year-end re-stocking orders.

COMPETITION

    Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. Many of these companies have been in business for a longer period of time, have a greater number of products on the market, and have substantially greater resources than the Company. The various competitive factors affecting the marketing of multisource injectable pharmaceutical products include price, quality, timing (the ability to produce generic versions of patent protected drugs promptly after the patent protection for the drug expires), product cost, maintenance of sufficient inventories for timely deliveries, breadth of product line, reputation, distribution capabilities and customer service. The Company believes that price and quality are the most significant competitive factors in the multisource injectable drug industry. As competition from other manufacturers intensifies, selling prices typically decline. Accordingly, the Company's profitability will depend in part on its ability to develop and introduce appropriate new products to the market in a timely manner, to obtain raw materials at competitive prices and to continue to improve the efficiency of its production capabilities. The Company will also compete with manufacturers of off-patent injectable brand name products, which may reduce prices in order to keep their brand name products competitive with equivalent multisource products.

ENVIRONMENTAL MATTERS

    The Company's business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. The Company is subject to numerous environmental regulations in the jurisdictions in which it operates. Although the Company believes that its safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of its locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, the Company could be held liable for any damages that result, and such liability could exceed the Company's resources. Current or future environmental laws or regulations may substantially and detrimentally affect the Company's operations, business and assets. The Company maintains liability insurance for some environmental risks which the Company's management believes to be appropriate and in accordance with industry practice. However, the Company may incur liabilities beyond the limits or outside the coverage of its insurance and may not be able to maintain insurance on acceptable terms. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on the Company's earnings or competitive position.

PATENTS, TRADEMARKS AND TRADE SECRETS

    SICOR's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to its business. SICOR also relies on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed or circumvented by others, or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms. If the Company does not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that the Company's patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to the Company. SICOR also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology. There can be no assurance that the Company can meaningfully protect its rights to its unpatented trade secrets.

    SICOR also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and the Company may not have adequate remedies for any breach. In addition, the Company's trade secrets may otherwise become known or independently discovered by its competitors.

    The success of the Company will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents others have, or may acquire, may have an adverse effect on the ability of the Company to commercialize its products. Litigation, which could result in substantial costs to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties, the Company may be subject to significant liabilities to such third parties and may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If the Company does not obtain such licenses, product introductions could be delayed or foreclosed. SICOR may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

ACQUISITIONS

    The Company regularly reviews potential transactions related to technologies, products or product rights and businesses complementary to its business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, the Company may choose to enter into such transactions at any time.

    The Company may experience difficulty integrating the businesses of acquired companies into its operations, which would be disruptive to management and operations. Mergers involve the integration of businesses that have previously operated independently. As a result of uncertainty following a merger and during the integration process, the Company could experience disruption in business or employee base. There is also a risk key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If the Company and a merger partner are not able to successfully blend their products and technologies to create the advantages the merger is intended to create, it may affect the Company's results of operations and financial condition, and its ability to develop and introduce new products. Further, there may be overlap between the products or customers of the Company and a merged company that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

    In addition, as a result of acquiring businesses or entering into other significant transactions, the Company has previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. These charges could have a material adverse effect on the Company's results of operations for particular quarterly or annual periods, however such charges are not expected to have a material adverse effect upon the Company's financial condition.

GOVERNMENT REGULATION

    Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA approves certain drugs under an abbreviated procedure which waives the extensive animal and human studies of safety and effectiveness normally required to be included in a New Drug Application ("NDA"). Instead, the manufacturer need only to provide an ANDA containing labeling, information on manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are equivalent when administered to humans. Prior to November 1997, antibiotic drugs were classified separately for purposes of FDA approval, although the approval procedures for such drugs conformed substantially to the NDA and ANDA procedures. As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the FDA also must approve the suppliers of raw materials. Delays in the review process or failure to obtain approval of certain of these ANDA's or suppliers could have a material adverse effect on the financial condition of the Company. Prior to receiving FDA approval, the Company may face lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. The Company expects the branded pharmaceutical companies to continue such tactics since it is a very cost-effective way to delay generic competition. It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

    In connection with its activities outside the United States, the Company is also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of a pharmaceutical product in one country does not assure that such product will be approved in another country.

    Moreover, if the Company obtains regulatory agency approval for a drug, such approval may be limited regarding the indicated uses for which the drug may be marketed and this could limit SICOR's potential market for the drug. Furthermore, the marketing and manufacture of drug products remain subject to extensive regulatory requirements. The discovery of previously unknown problems with any of the Company's drugs could result in restrictions on such drug including withdrawal of the drug from the market. If the Company fails to comply with regulatory requirements, it could be fined, its regulatory approvals suspended, its operations restricted, and it could be involved in criminal prosecution. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in such countries of any drug the Company develops.

UNCERTAINTY OF FUTURE PROFITABILITY

    Until 1999, the Company was unprofitable on an annual basis since its inception in 1986. As of December 31, 2000, the Company had an accumulated deficit of approximately $312.7 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

DEPENDENCE ON KEY PERSONNEL

    The success of the Company depends in large part upon its ability to attract and retain qualified scientific, manufacturing, marketing and management personnel. The Company faces competition for such personnel from other companies, academic institutions, government entities and other organizations. In addition, the success of the Company will be dependent upon key personnel, the loss of which may have a material adverse effect on the Company's business.

UNCERTAINTY OF PHARMACEUTICAL PRICING, REIMBURSEMENT AND RELATED MATTERS

    The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. Domestically and internationally, there have been, and the Company expects that there will continue to be, a number of legislative proposals to implement government controls. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, or the effect such proposals or reforms may have on its businesses, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital. Additionally, the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition and profitability.

    In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. SICOR's products may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow the Company to sell its products on a competitive basis. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using the Company's products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

PRODUCT LIABILITY EXPOSURE; INADEQUACY OR UNAVAILABILITY OF PRODUCT LIABILITY
  INSURANCE

    SICOR, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of its technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While the Company has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure.

    In addition, as a manufacturer of bulk drug substances, the Company supplies other pharmaceutical companies with active ingredients, which are contained in finished products. The ability of the Company to avoid significant product liability exposure depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. SICOR may not be able to negotiate satisfactory terms and conditions with its customers. Although the Company maintains insurance for product liability claims, which the Company believes is in line with the insurance coverage carried by other companies in its industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of the Company.

RISKS RELATED TO INTERNATIONAL OPERATIONS

    During 2000, 1999, and 1998, percentage of total product sales to customers outside of Canada, Western Europe, Japan and the United States was approximately 23%, 27% and 26%, respectively. Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. SICOR may experience material adverse financial results with respect to its business in these markets if such events were to occur.

    SICOR has significant operations in several countries, including the United States, Italy, Mexico and Switzerland. In addition, purchases and sales are made in a large number of other countries. As a result, its business is subject to the risk and uncertainties of foreign currency fluctuations. While the Company has policies and strategies to minimize this risk, there can be no assurance that such policies and strategies will be effective in preventing significant negative financial adjustments in the future.

    The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on the Company's operations in Mexico. Sales to the national health programs in Mexico were approximately 11% of the Company's consolidated net revenue in both 2000 and 1999. These sales are not assured to continue in the future. During 2000, the National Action Party (PAN) won the presidential election. Although the PAN is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or collection practices of the government will not change and affect the ability of the Company's Mexican operations to win government contracts, maintain operating margins, or collect on past sales to the government. Although the rate of inflation in Mexico was only 8.6% in 2000, Mexico has experienced high double-digit inflation as recently as 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect the operations of the Company in Mexico.

CONTROL BY PRINCIPAL STOCKHOLDER

    Carlo Salvi, the Company's President, Chief Executive Officer and a director beneficially owns approximately 34% of the Company's common stock. In addition, pursuant to a shareholder's agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance S.A., an entity controlled by Mr. Salvi, is entitled to designate three of the Company's directors, who in turn are entitled to designate (jointly with two executive officer directors of the Company) five additional directors. The consent of the Rakepoll Finance designated directors is required for the Company to take certain actions, such as a merger or sale of all or substantially all of the business or assets of the Company and certain issuances of securities. As a result of his ownership of the Company's common stock, Mr. Salvi may be able to control substantially all matters requiring approval by the stockholders of the Company, including the election of directors and the approval of mergers or other business combination transactions.

POSSIBLE VOLATILITY OF STOCK PRICE; DIVIDEND POLICY

    The market price of the shares of the Company's common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. The market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Company's common stock could be subject to significant fluctuations in response to variations in the Company's anticipated or actual operating results, sales of substantial amounts of the Company's common stock, other issuances of the Company's common stock pursuant to pre-existing obligations, announcements concerning the Company or its competitors, including the results of testing, technological innovations or new commercial products or services, developments with the Company's collaborators, developments in patent or other proprietary rights of the Company or its competitors, including litigation, conditions in the pharmaceuticals industry, governmental regulation, health care legislation, public concern as to the safety of the Company's products, changes in estimates of the Company's performance by securities analysts, market conditions for pharmaceutical stocks in general, and other events or factors not within the Company's control.

    SICOR has never paid cash dividends on its common stock, and presently intends to retain earnings for the development of its businesses. SICOR does not anticipate paying any cash dividends on its common stock in the foreseeable future. Unless full cumulative dividends are paid on the Company's outstanding $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), cash dividends may not be paid or declared and set aside for payment on the Company's common stock.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK

    SICOR's common stock is expressly subordinate to the approximately $80 million (plus accrued and unpaid dividends) Convertible Preferred Stock in the event of the Company's liquidation, dissolution or winding up. If the Company were to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Convertible Preferred Stock liquidation preferences. At December 31, 2000, the Company had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If the Company chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

    SICOR's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by its stockholders to change management more difficult. The approval of 66-2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Certificate of Incorporation. SICOR also has a stockholder rights plan, the effect of which may also deter or prevent takeovers. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by its Board of Directors and may have the effect of deterring hostile takeover attempts.

EMPLOYEES

    As of December 31, 2000, the Company employed 1,477 individuals worldwide, of which 502, 277, and 698 individuals were employed in the United States, Italy, and Mexico, respectively. As is customary in Italy and Mexico, unions represent most of these employees. The Company has not experienced any significant labor disputes in recent years. The Company considers its employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    SICOR operates primarily in one business segment, that being the development, manufacture, and marketing of specialty pharmaceuticals and the production of specialty bulk drug substance. The Company makes resource allocation decisions and evaluates performance based on operating earnings of the respective business units primarily by geographic area. The three main business units that correspond to each operating area are United States, Italy, and Mexico. Specific financial information with respect to the Company's foreign and domestic operations is provided in Note 15 "Segment and Geographic Information", in the Notes to Consolidated Financial Statements and is incorporated by reference into Part I of this Form 10-K.

MANAGEMENT

EXECUTIVE OFFICERS

The executive officers of the Company as of February 28, 2001 are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
Carlo Salvi...............................     64      President and Chief Executive Officer and
                                                       Director

Frank C. Becker...........................     65      Executive Vice President and Chief
                                                       Operating Officer and Director

Michael D. Cannon.........................     55      Executive Vice President and President,
                                                       Biotechnology Division and Director

Gianpaolo Colla...........................     63      Executive Vice President, Italian
                                                       Operations and Director

John W. Sayward...........................     49      Executive Vice President, Finance, Chief
                                                       Financial Officer and Treasurer and
                                                       Director

Armand J. LeBlanc.........................     58      Senior Vice President, Corporate
                                                       Scientific Affairs

Wesley N. Fach............................     49      Vice President, Senior Legal Counsel and
                                                       Secretary

David C. Dreyer...........................     44      Vice President, Chief Accounting
                                                       Officer & Corporate Controller

    Mr. Salvi has been a director of the Company since February 1997 and served as Executive Vice President of the Company from November 1997 to August 1998. He was named President and Chief Executive Officer of the Company in August 1998. Additionally, from February 1997 to June 1999 Mr. Salvi served as a Chairman of the Board of Directors and President of Sicor S.p.A. In June 1999 Mr. Salvi was named Vice President of Sicor S.p.A. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor of certain Sicor S.p.A. products. From 1986 to September 1995, he was General Manager of Alco.

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

    Mr. Cannon has been a director and Executive Vice President of the Company since February 1997. Mr. Cannon was named President of the Company's Biotechnology Division in April 2000, and previously served as its Chief Scientific Officer. Prior to joining the Company, Mr. Cannon was a member of the Board of Directors of Sicor S.p.A. (where he worked from the company's founding in 1983) and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

    Dr. Colla has been a director and the Company's Vice President, Italian Operations since March 1999. In June 1999, Dr. Colla was named Chairman of the Board and President of Sicor S.p.A. He has served as Managing Director of Sicor S.p.A. and a member of its Board of Directors since 1996, and has served in various management capacities with Sicor S.p.A. since its founding in 1983. From 1983 to 1994, Dr. Colla also collaborated with the Elemond Group, a publishing company, as Strategic Operating Planning Coordinator, and prior to this period he was Director of Mergers and Acquisitions with Fides (now KPMG
LLP) from 1982 through 1983. Dr. Colla continues to serve as member of the Statutory Audit Board for several significant Italian companies. He is a Registered Statutory Auditor in Italy and graduated from Milan's Catholic University with a degree in Economics and Business Sciences.

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

    Mr. LeBlanc joined the Company as Vice President, Scientific Affairs, Gensia Sicor Pharmaceuticals in January 1996. He was appointed Senior Vice President, Corporate Scientific Affairs in June 1999. Prior to joining the Company, Mr. LeBlanc was Vice President, Quality Assurance/ Quality Control at Fujisawa USA, Inc. from 1993 to 1996. From 1976 to 1993, he was employed in various management capacities in Quality Assurance/Quality Control for Lorex Pharmaceuticals, G.D. Searle & Co., Millipore Corporation, and Mallinckrodt, Inc. Prior to being employed in the pharmaceutical industry, Mr. LeBlanc was employed as a Microbiologist with the FDA from 1966 to 1976. He received his master of science degree from Georgia Institute of Technology.

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

    Mr. Dreyer joined the Company as Vice President, Corporate Controller in August 1997 and was appointed Chief Accounting Officer in April 2000. Prior to joining the Company, Mr. Dreyer was Finance Director for Athena Neurosciences from 1995 to 1997, which was acquired by Elan Pharmaceuticals in 1996. From 1986 to 1995, he was employed at Syntex Corporation as Controller of the Diagnostics Division, as well as in various other management positions in Syntex' United States and International pharmaceutical divisions. From 1983 to 1986, Mr. Dreyer was a practicing CPA with Arthur Andersen and Company in San Francisco. Mr. Dreyer received his Bachelor of Science degree in Accounting from Golden Gate University in San Francisco, and is a CPA in the state of California.

ITEM 2. PROPERTIES

    SICOR's corporate headquarters are located in Irvine, California. SICOR maintains offices, warehouses, research and development facilities and distribution centers in the United States, Italy, and Mexico, most of which are leased. None of such leases are material to the Company. The following table presents the facilities owned or leased by the Company and indicates the location and type of each of these facilities.

                   SITE SQUARE
LOCATION             FOOTAGE         STATUS                      DESCRIPTION
--------           -----------   --------------  --------------------------------------------
UNITED STATES
California.......    279,793     Leased          Manufacturing, warehouse, R&D, office
California.......    150,000     Leased          Sub-leased to third-party tenants
Other(1).........     10,444     Leased          R&D, office

ITALY
Rho..............    155,400     Owned           Manufacturing, R&D, office
Santhia..........    968,000     Owned           Manufacturing, R&D
Corana...........    355,000     Sale-leaseback  Manufacturing, R&D, office
Milan............      2,200     Leased          Office

MEXICO
Mexico City......    112,000     Owned           Manufacturing, office
Mexico City......     12,000     Leased          Office
Toluca...........    237,000     Owned           Manufacturing, office

------------------------

(1) SICOR's United States operations include branch offices located in Switzerland.

    SICOR's manufacturing sites are maintained in accordance with applicable agency regulations, and are considered key strategic assets of the Company. Additionally, the Company believes its facilities are in satisfactory condition, are suitable for their intended use and, in the aggregate, have capacities that are adequate to meet the Company's present needs. A portion of the Company's pharmaceutical manufacturing capacity and its research and development activities, as well as its corporate headquarters and other critical business functions are located in a region subject to earthquake casualty risk. Although the Company has certain limited protection afforded by insurance, the Company's business, earnings and competitive position could be materially adversely affected in the event of a major earthquake.

    The Company believes that it has sufficient facilities to conduct operations during 2001. However, the Company will continue to evaluate the lease or purchase of additional properties, as well as the purchase of facilities currently leased, as future business requires.

ITEM 3. LEGAL PROCEEDINGS

    It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. SICOR has established a reserve of $2.5 million in the third quarter 2000 financial statements, which represents management's estimate of costs that will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's future financial position, results of operations or cash flows.

    The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, liabilities arising from such matters, if any, will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information

    The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "SCRI." The following table sets forth, for the periods indicated, the range of high and low trade price information for the Company's common stock on the Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
January 1--March 31, 1999...................................   $ 5.75     $2.63
April 1--June 30, 1999......................................     4.78      3.19
July 1--September 30, 1999..................................     4.88      3.50
October 1--December 31, 1999................................     8.63      3.94

                                                                 HIGH       LOW
                                                               ------     -----
January 1--March 31, 2000...................................   $12.00     $6.25
April 1--June 30, 2000......................................    13.00      7.38
July 1--September 30, 2000..................................    11.00      7.88
October 1--December 31, 2000................................    17.00      9.94

    (b) Holders

    As of February 28, 2001, there were approximately 667 holders of record of the Company's common stock.

    (c) Dividends

    The Company has not paid a cash dividend to date on its common stock. The Company elected not to make a payment of quarterly cash dividends on its Convertible Preferred Stock in June, September and December 1995 and March and June 1996. The Company resumed payment of the preferred stock dividend in September 1996. Unless full cumulative dividends are paid on the Company's outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on the Company's common stock. At February 28, 2001, the Company had undeclared cumulative Convertible Preferred Stock dividends of approximately $7.5 million. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company intends to retain its earnings for the development of its business.

    (d) Recent sales of unregistered securities. None

ITEM 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

    The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document.

                                                          YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                            2000       1999     1998(5)    1997(3)(4)(5)     1996
                                          --------   --------   --------   -------------   --------
INCOME STATEMENT DATA
Revenues:
  Product sales.........................  $293,778   $223,700   $168,080     $140,424      $ 54,636
  Contract research and license fees....        --      5,303     10,415        9,257         3,666
                                          --------   --------   --------     --------      --------
    Total revenues......................   293,778    229,003    178,495      149,681        58,302
Cost and expenses:
  Cost of sales.........................   166,389    143,752    119,237       99,008        40,654
  Research and development..............    18,316     15,797     23,140       26,118        31,081
  Selling, general and administrative...    49,072     41,001     35,968       46,993        32,839
  Amortization expense..................     5,940      6,098      5,982        4,367            --
  Interest and other, net...............     6,407      7,188      6,719        2,298          (473)
  Write-down of investment and
    restructuring charge................        --      1,777      1,839       14,666            --
  Acquisition of in-process research and
    development.........................        --         --         --       29,200            --
  Non cash compensation.................     2,579         --         --           --            --
                                          --------   --------   --------     --------      --------
    Total costs and expenses............   248,703    215,613    192,885      222,650       104,101
                                          --------   --------   --------     --------      --------
Income (loss) before income taxes.......    45,075     13,390    (14,390)     (72,969)      (45,799)
Provision for income taxes..............     6,613      1,746      5,111        3,179            --
                                          --------   --------   --------     --------      --------
Income (loss) before minority
  interest..............................    38,462     11,644    (19,501)     (76,148)      (45,799)
Minority interest.......................                   31        800           --            --
Income (loss) before cumulative effect
  of change in accounting principle.....    38,462     11,675    (18,701)     (76,148)      (45,799)
                                          --------   --------   --------     --------      --------
Cumulative effect of change in
  accounting principle, net of
  taxes(1)..............................    (2,854)        --         --           --            --
                                          --------   --------   --------     --------      --------
Net income (loss).......................    35,608     11,675    (18,701)     (76,148)      (45,799)
Dividends on preferred stock, including
  undeclared cumulative dividends of
  $7,500 as of December 31, 2000........    (6,000)    (6,000)    (6,000)      (6,000)       (6,000)
                                          --------   --------   --------     --------      --------
Net income (loss) applicable to common
  shares................................  $ 29,608   $  5,675   $(24,701)    $(82,148)     $(51,799)
                                          ========   ========   ========     ========      ========
Net income (loss) per common share:
  Basic(2)..............................  $   0.31   $   0.07   $  (0.31)    $  (1.14)     $  (1.41)
  Diluted(2)............................  $   0.29   $   0.07   $  (0.31)    $  (1.14)     $  (1.41)
Shares used in calculating per share
  amounts:
  Basic(2)..............................    94,937     85,340     79,479       71,800        36,624
  Diluted(2)............................   102,170     85,908     79,479       71,800        36,624

                                                         YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                         2000        1999       1998(4)    1997(2)(3)(4)     1996
                                       ---------   ---------   ---------   -------------   ---------
OPERATING RATIOS
Selling, general and administrative
  expenses as a percent of revenue...       16.7%       17.9%       20.2%         31.4%         56.3%
Net income (loss) applicable to
  common shares, as a percent of
  total revenue......................       10.1%        2.5%      -13.8%        -54.9%        -88.8%
Effective tax rate...................       14.7%       13.0%      -35.5%         -4.4%          0.0%
Net income (loss) applicable to
  common shares, as a percent of
  average stockholders' equity.......       12.3%        3.0%      -13.8%        -64.2%        -60.8%

FINANCIAL STATEMENT CHANGES

Revenue..............................       28.3%       28.3%       19.3%        156.7%        -51.4%
Net income (loss)....................      205.0%         NA        75.4%        -66.3%       -677.0%
Earnings per share--diluted..........      314.3%         NA        72.8%         19.1%       -291.7%

BALANCE SHEET DATA
Cash and short-term investments......  $  62,702   $  47,506   $  24,461     $  41,624     $  21,367
Working capital......................     79,185      42,278      18,279        40,203        24,754
Total assets.........................    425,600     386,179     372,728       364,339        89,550
Long-term obligation, less current
  portion............................     43,663      65,244      79,597        75,294           585
Accumulated deficit..................   (312,702)   (348,310)   (359,985)     (341,284)     (265,136)
Total stockholders' equity...........    273,458     208,854     169,413       188,090        67,999

------------------------

(1) During the fourth quarter of 2000 the Company adopted, as required, the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", effective January 1, 2000 (see Note 3 "Change in Accounting Principles" in the Notes to Consolidated Financial Statements).

(2) Computed on the basis described for earnings per share in Note 2 to the financial statements.

(3) 1997 amounts include the results for Rakepoll Holding B.V. from February 28, 1997, the date of acquisition (see Note 1).

(4) Balance sheet data as of December 31, 1997 includes amounts relating to the acquisition of Rakepoll Holding B.V. and Diaspa, S.p.A. (see Note 1 "Organization" in the Notes to Consolidated Financial Statements).

(5) Restated to reflect the retroactive effect to the change in accounting for certain inventories from the LIFO method to the FIFO method during 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

    In 2000, the Company reported net income applicable to common shares of $29.6 million, as compared to net income applicable to common shares of $5.7 million in 1999, and a net loss applicable to common shares of $24.7 million in 1998. The 2000 results included a $2.9 million charge for the cumulative effect of a change in accounting principle related to the adoption of the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101"). The 1999 results included a $1.8 million charge related to the divestiture of a 46% interest in Metabasis, a proprietary research and development subsidiary. As a result of the divestiture, the operating results of Metabasis are included in the Company's consolidated results through the quarter ended March 31, 1999. Starting in the second quarter of 1999, Metabasis has been accounted for under the equity method. Total revenues for 2000 were $293.8 million as compared to $229.0 million in 1999, and $178.5 million in 1998. During 1999, the Company's Italian subsidiary changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Accordingly, previously reported results were restated to reflect the retroactive application of this accounting change as required by generally accepted accounting principles. The accounting change reduced the net income for 1999 by $0.9 million, and increased the net loss previously reported for 1998 by $0.1 million.

    Product sales increased to $293.8 million in 2000, from $223.7 million in 1999 and $168.1 million in 1998. The increase in product sales in 2000 compared to 1999 was mainly due to higher sales of the Company's propofol product in the United States, accounting for approximately 60% of the increase. Also contributing to higher product sales in 2000 were increased sales of specialty products by the Company's United States operations and higher sales by the Company's Mexican operations to the Mexican government's public hospital programs. Propofol units shipped by the Company increased substantially during the current year relative to 1999 while experiencing modest price degradation. The Company expects that propofol shipments will increase during 2001 due to increased market penetration, which may cause unit prices to fall accordingly in the future. Offsetting the increase in product sales in 2000 relative to 1999 was a one-time sale of oncology finished goods inventory to Abbott Laboratories ("Abbott") in January 1999, resulting from a Sales and Distribution Agreement entered into with Abbott at that time. The Company expects product sales to increase in 2001 compared to 2000 primarily from the continued growth of the Company's existing products, mainly propofol, along with new products which the Company expects to be approved for sale by regulatory agencies during 2001. The increase in product sales in 1999 compared to 1998 was primarily due to increased sales by the United States operations mainly from the launch of propofol and from the sale of oncology finished goods inventory to Abbott Laboratories. Pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the Company had a 180-day exclusive period in which to sell propofol without other generic competition. The 180-day exclusivity period was initiated in the second quarter of 1999 with the commercial launch of propofol and expired on October 15, 1999. The Company's propofol product is being sold in the United States through Baxter, which is the Company's marketing partner for a variety of products in the United States. Product sales also increased in the international operations in 1999 compared to 1998 mainly as the result of sales of new products.

    Cost of sales in 2000 was $166.4 million which yielded a product gross margin of 43%, compared to a cost of sales of $143.8 million in 1999 which yielded a product gross margin of 36%, and a cost of sales of $119.2 million in 1998 which yielded a gross margin of 29%. The increase in gross margin in 2000 relative to 1999 was mainly due to sales of propofol in the United States, sales of corticosteroid products in Italy, as well as increased production efficiencies due to upgrading of facilities and equipment in Mexico. The increase in gross margin in 1999 compared to 1998 was primarily due to a more profitable product mix, including the launch of propofol, haloperidol and alprostadil during the second quarter of 1999.

    The Company did not record contract research and license fees during 2000 as compared to $5.3 million recorded during 1999. The decrease was mainly due to a $3.5 million non-recurring reimbursement received in March 1999 from Baxter for expenses incurred by the Company for propofol research and development. Contract research and license fees decreased to $5.3 million in 1999 from $10.4 million in 1998 primarily due to the partial divestiture of Metabasis during the second quarter of 1999, and an up-front non-refundable license fee received in June 1998 from a major United States pharmaceutical company for the development and production of sample batches of an active pharmaceutical ingredient.

    Research and development expenses totaled $18.3 million in 2000, compared to $15.8 million in 1999, and $23.1 million in 1998. The increase in expenses in 2000 compared to 1999 was mainly due to a $1.3 million charge for a technology acquisition from Aesgen, Inc. during the second quarter of 2000, as well as higher product development expenses in the United States and Mexico. This increase was offset by the absence of $2.0 million in research and development expenses incurred by Metabasis in the first quarter of 1999 prior to its partial divestiture in the second quarter of 1999. The reduction in expenses in 1999 compared to 1998 was primarily due to the exclusion of Metabasis' expenses as a result of its partial divestiture, and research related milestone payments made during 1998.

    Selling, general and administrative expenses for the years ended December 31, 2000, 1999, and 1998 were $49.1 million, $41.0 million, and $36.0 million, respectively. The increase in expenses in 2000 relative to 1999 was mainly due to a one-time charge of $2.5 million for legal reserves, higher management incentive compensation costs associated with increased profitability of the Company, and additional expenses associated with the development of a private sector sales force in Mexico. The one-time charge for legal reserves represented the Company's estimate of costs that will be incurred in connection with an ongoing governmental investigation of reimbursements made under Medicaid, (see
Note 16 "Contingencies" in the Notes to Consolidated Financial Statements). The increase in expenses in 1999 compared to 1998 was mainly due to higher legal expenses related to propofol and other patent litigation, offset by a cash payment received in the third quarter of 1998 from the settlement of a contamination lawsuit with Great Lakes Chemical Corporation. Offsetting the increase in 1999 expenses was the absence of Metabasis' expenses after the first quarter of 1999 following its partial divestiture and a charge for settlement of the Protocol Systems lawsuit in 1998.

    The Company recognized a non-cash compensation charge of $2.6 million in the first quarter of 2000 for performance incentives earned by Donald E. Panoz under the terms of his agreement (the "Chairman's Agreement") to serve as the Company's non-executive Chairman of the Board. The Company recorded $1.6 million in compensation expense from the vesting of Mr. Panoz's stock options in the first quarter of 2000 as provided by the Chairman's Agreement. An additional incentive compensation expense of $1.0 million relating to Mr. Panoz was also recorded in the first quarter of 2000 upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of the Chairman's Agreement. As provided in the terms of the Chairman's Agreement, payments to Mr. Panoz will be made in the form of common stock to be issued by the Company.

    The Company recorded amortization expenses of $5.9 million, $6.1 million, and $6.0 million for the years ended December 31, 2000, 1999, and 1998, respectively. Absent of any new significant business transactions entered into by the Company, (see "Acquisitions" under Item 1--Business in this Form 10-K), amortization expense is not anticipated to change materially in the foreseeable future.

    The Company had interest and other expenses of $6.4 million, $7.2 million, and $6.7 million for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in expenses in 2000 compared to 1999 was largely due to increased interest income earned on higher cash and short-term investment balances and reduced interest expense due to the conversion of long-term debt to equity in the second quarter of this year. Offsetting this reduction were increased expenses associated with deferred mandatory profit sharing and foreign exchange losses at the Company's Mexican operations. Additionally, the Company wrote-down approximately $0.5 million of its equity investment in Zetesis S.p.A. as a conservative measure of the intangible assets underlying the investment. The Company does not anticipate further write-downs of its equity investment in Zetesis S.p.A. The increase in expenses in 1999 compared to 1998 was primarily due to higher exchange losses in 1999, which were offset by a smaller charge related to a large product donation in the third quarter of 1998.

    During the second quarter of 1999, the Company divested a 46% interest in Metabasis, a proprietary research and development subsidiary, to Metabasis management. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off its remaining $1.8 million investment in Metabasis. Since that time, the financial activity of Metabasis has not been reflected in the Company's consolidated financial results. After taking into account certain additional financing obtained by Metabasis in July 2000, the Company retains a 30% equity interest.

    The Company elected in January 1998 to write down the investment value of its 19% interest in Automedics from $1.8 million to $0.7 million, due to, among other things, the lack of market acceptance of the GenESA System. The Company subsequently wrote off the remaining investment balance of $0.7 million in the fourth quarter of 1998.

    The Company had income tax expenses of $6.6 million, $1.7 million, and $5.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. The increase in tax expense in 2000 compared to 1999 is primarily attributable to increased profitability in both the foreign and United States operations. As of December 31, 2000, the Company had a federal tax net operating loss carryforward of approximately $214.9 million and a research and development tax credit carryforward of approximately $11.9 million. The acquisition of Rakepoll Holding by the Company caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. This ownership change had a material impact on the utilization of approximately $238.2 million and $10.3 million of net operating loss and credit carryforwards, respectively. The Company's Section 382 limitation is estimated to be approximately $12.6 million per year. Unused annual limitations may be carried over to later years, and the amount of the limitation may, under certain circumstances, be increased by the unrealized net built-in-gains in assets held by the Company at the time of the ownership change that are recognized within the five-year period after the ownership change.

    The Company had minority interest income of $31,000 for the year ended December 31, 1999 which represented the minority stockholders' proportionate share of the loss in Metabasis. Metabasis was partially divested by the Company in the second quarter of 1999, and has since that time not been reflected in the Company's consolidated financial results. Minority interest income for the year ended December 31, 1998 was $0.8 million, which represented the minority stockholders' proportionate share of the loss in Metabasis and Diaspa. In June 1998, Sicor S.p.A. purchased the remaining 50% interest in Diaspa, eliminating the recognition of any further minority interest related to Diaspa.

    Dividends relate to the Company's Convertible Preferred Stock issued in February 1993. Annual dividends on preferred stock of $6.0 million in 2000, 1999, and 1998, respectively, consisted of payments of $1.5 million during each of the four quarters. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 2001, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

    The Company recorded a charge of $2.9 million in 2000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB 101 issued by the SEC. SAB 101 required the Company to change its accounting method for certain revenue for several contracts. As of December 31, 2000, deferred revenue of approximately $1.3 million remains on the Company's balance sheet and will be recognized in future revenue through 2009. As is required under Generally Accepted Accounting Principles for a cumulative-type accounting change, prior year amounts have not been restated in the Company's statement of operations for the years ended December 31, 1999 and 1998. However, the pro-forma effects of this accounting change are disclosed on a retroactive basis for the year 2000 under Note 3 "Changes in Accounting Principles" in the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, the Company had cash and short-term investments of $62.7 million and working capital of $79.2 million compared to $47.5 million and $42.3 million, respectively, as of December 31, 1999. The increase in cash in 2000 was primarily the result of the Company's generation of $40.0 million in cash from operations and $5.3 million in financing activities primarily from the exercise of stock options and warrants, offset by the net investment of $29.6 million in property and equipment.

    A significant component to the Company's operating cash flow during 2000 was a $17.3 million increase in accounts receivable. The increase was primarily attributable to higher sales in the United States and Mexico, accompanied by an increase in days sales outstanding at the Company's Mexican operations. In Mexico, the majority of the Company's sales are to the Mexican government's public hospital programs. As a result of the recent presidential election and ensuing transition of power, the Mexican government's public hospital programs have been slow to pay trade liabilities, including those due to the Company. In January 2001, a substantial portion of those receivables was collected. Based on this successful effort, and a long history of paying its obligations, the Company expects that the Mexican government will pay the balance of its trade liabilities.

    The Company generated $5.3 million in cash flow from financing activities during 2000, which consisted primarily of cash proceeds of $17.1 million from the exercise of stock options and warrants, offset by a $3.3 million reduction in short-term borrowings, the net reduction of $2.6 million in long-term debt and capital lease obligations, and the payment of $6.0 million in cash dividends to the Company's preferred stockholders. These changes reflect an increase in employee option and warrant exercises due to the higher value of the Company's common stock during 2000 and an ongoing effort to pay down higher cost loans.

    On April 25, 2000, the holders of $20.0 million of 2.675% Subordinated Convertible Notes elected to convert all outstanding principal into 5,291,005 shares of the Company's common stock at a conversion price of $3.78 per share. The conversion transaction was a non-cash event and has not been included in the Company's consolidated statement of cash flows for 2000.

    During each of the last three years, the Company paid cash dividends on its Convertible Preferred Stock totaling $6.0 million. The Company does not expect the preferred dividend to change in the foreseeable future. Additionally, the Company does not anticipate paying any cash dividends on its common stock, but expects to retain earnings for the development of its businesses.

    During the second quarter of 1999, the Company raised approximately $35 million through a private placement of the Company units for $4.00 per unit. Each unit consists of one share of common stock and a warrant to purchase one-tenth of one share of the Company's common stock for $5.75 per share. In connection with this transaction, the Company repaid a loan of $10 million made in the fourth quarter of 1998 by Carlo Salvi, the Company's President, Chief Executive Officer, director and principal stockholder. Mr. Salvi purchased 2.5 million of the Company units for a total of $10 million in the private placement.

    In May 1998 the Company's Italian operations received notification from the Italian Ministry of University, Scientific & Technological Research that it has been awarded approximately $8.8 million in a grant and subsidized loan package for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. The second and third checkpoints were successfully completed in the third quarter of 2000 and the first quarter of 2001, respectively. Accordingly, the Company has received approximately $1.6 million in the form of a subsidized loan through December 31, 2000, which is repayable in semi-annual installments at a variable interest rate for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2008. The variable interest rate on the loan during 2000 was 6.1%.

    The Company expects to incur additional costs, including manufacturing and marketing costs, to support existing products, as well as anticipated launches of new products. Planned spending on sales and marketing activities during 2001 is projected to be approximately $18 million. Management also plans to invest $36 million through the end of 2001 in plant and equipment to increase and improve existing manufacturing capacity worldwide. In Italy, the Company anticipates further expenditures necessary to complete a manufacturing facility located in Santhi, Italy. In Mexico, the Company plans to invest in a production facility to manufacture finished dosage biological products. In the United States, the Company intends to continue to make further investments in manufacturing capacity. It is anticipated that capital spending will be funded through cash flow from operations and new lease agreements.

    The Company expects that its operating cash flows, combined with its current cash and short-term investments at December 31, 2000 of $62.7 million and commitments from third parties, will enable it to maintain its current and planned operations. In connection with the Company's plans for expanding its business to accomplish its core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital and investment needs. Such financing may not be available on acceptable terms, or at all. If financing is not available, the Company may have to reduce planned expenditures, discontinue certain operations, or otherwise restructure to continue operations.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not believe the adoption of SFAS No. 133 will have a material effect on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risk with respect to its outstanding debt and foreign currency transactions. Most of the Company's long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, the Company will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to the Company's international operations, certain transactions are conducted in foreign currencies. The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying United States Dollar put/Lira call options to strike at a rate equal to or above a forecasted exchange rate.

    In September 2000, the Company's Italian operations entered into twelve monthly $1.75 million United States Dollar put/Lira call options at a strike price of 2,100 Lira per $1, exercisable starting in January 2001. As of December 31, 2000, none of these contracts had been exercised.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Ernst & Young LLP, Independent Auditors...........    F-1

Consolidated Balance Sheets at December 31, 2000 and 1999...    F-2

Consolidated Statements of Operations for each of the three
  years in the period ended December 31, 2000...............    F-3

Consolidated Statement of Stockholders' Equity for each of
  the three years in the period ended December 31, 2000.....    F-4

Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 31, 2000...............    F-5

Notes to Consolidated Financial Statements..................    F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
SICOR Inc.

    We have audited the accompanying consolidated balance sheets of SICOR Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SICOR Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 3, in 2000 the Company changed its revenue recognition policy.

                                          ERNST & YOUNG LLP

San Diego, California
February 9, 2001

                                   SICOR INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  23,054   $  47,506
  Short-term investments....................................     39,648          --
  Accounts receivable, net..................................     65,708      49,623
  Inventories, net..........................................     48,466      47,716
  Other current assets......................................     10,788       9,514
                                                              ---------   ---------
    Total current assets....................................    187,664     154,359
Property and equipment, net.................................    115,939     101,839
Other noncurrent assets.....................................     20,565      22,551
Intangibles, net............................................     39,627      42,971
Goodwill, net...............................................     61,805      64,459
                                                              ---------   ---------
                                                              $ 425,600   $ 386,179
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  35,218   $  35,363
  Accrued payroll and related expenses......................      8,848       5,858
  Other accrued liabilities.................................     25,484      25,680
  Short-term borrowings.....................................     30,855      36,685
  Current portion of long-term debt.........................      6,995       6,974
  Current portion of capital lease obligations..............      1,079       1,521
                                                              ---------   ---------
    Total current liabilities...............................    108,479     112,081
Other long-term liabilities.................................     11,645       9,599
Long-term debt, less current portion........................     14,847      35,661
Long-term capital lease obligations, less current portion...      1,358       2,447
Deferred taxes..............................................     15,813      17,537
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    1,600 issued and outstanding, liquidation preference of
    $87,500.................................................         16          16
  Common stock, $.01 par value, 125,000 shares authorized,
    99,792 and 88,848 shares issued and outstanding at
    December 31, 2000 and December 31, 1999,
    respectively............................................        998         888
  Additional paid-in capital................................    589,319     558,798
  Deferred compensation.....................................       (351)         --
  Accumulated deficit.......................................   (312,702)   (348,310)
  Accumulated other comprehensive loss......................     (3,822)     (2,538)
                                                              ---------   ---------
    Total stockholders' equity..............................    273,458     208,854
                                                              ---------   ---------
                                                              $ 425,600   $ 386,179
                                                              =========   =========

                            See accompanying notes.

                                   SICOR INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
  Product sales.............................................  $293,778   $223,700   $168,080
  Contract research and license fees........................        --      5,303     10,415
                                                              --------   --------   --------
    Total revenues..........................................   293,778    229,003    178,495
Costs and expenses:
  Cost of sales.............................................   166,389    143,752    119,237
  Research and development..................................    18,316     15,797     23,140
  Selling, general and administrative.......................    49,072     41,001     35,968
  Non-cash compensation to the company's chairman...........     2,579         --         --
  Amortization expense......................................     5,940      6,098      5,982
  Interest and other, net...................................     6,407      7,188      6,719
  Write-down of investment and restructuring charge.........        --      1,777      1,839
                                                              --------   --------   --------
    Total costs and expenses................................   248,703    215,613    192,885
Income (loss) before income taxes...........................    45,075     13,390    (14,390)
Provision for income taxes..................................    (6,613)    (1,746)    (5,111)
                                                              --------   --------   --------
Income (loss) before minority interest......................    38,462     11,644    (19,501)
Minority interest...........................................        --         31        800
                                                              --------   --------   --------
Income (loss) before cumulative effect of change in
  accounting principle......................................    38,462     11,675    (18,701)
Cumulative effect of change in accounting principle, net of
  taxes.....................................................    (2,854)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................    35,608     11,675    (18,701)
Dividends on preferred stock................................    (6,000)    (6,000)    (6,000)
                                                              --------   --------   --------
Net income (loss) applicable to common shares...............  $ 29,608   $  5,675   $(24,701)
                                                              ========   ========   ========
Net income (loss) per share--basic:
  Income (loss) before cumulative effect of change in
    accounting principle....................................  $   0.34   $   0.07   $  (0.31)
  Cumulative effect of change in accounting principle.......     (0.03)        --         --
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.31   $   0.07   $  (0.31)
                                                              ========   ========   ========
Net income (loss) per share--diluted:
  Income (loss) before cumulative effect of change in
    accounting principle....................................  $   0.32   $   0.07   $  (0.31)
  Cumulative effect of change in accounting principle.......     (0.03)        --         --
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.29   $   0.07   $  (0.31)
                                                              ========   ========   ========
Shares used in calculating per share amounts
  --Basic...................................................    94,937     85,340     79,479
  --Diluted.................................................   102,170     85,908     79,479

                            See accompanying notes.

                                   SICOR INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                         CONVERTIBLE
                                       PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                                     -------------------   -------------------    PAID-IN       DEFERRED      ACCUMULATED
                                      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     COMPENSATION      DEFICIT
                                     --------   --------   --------   --------   ----------   -------------   ------------
    Balance at December 31, 1997...   1,600       $16       78,649      $786      $529,448        $  --        $(341,284)
Comprehensive income (loss):
  Net loss.........................                                                                              (18,701)
  Foreign currency translation
    adjustments....................
  Comprehensive loss...............
Issuance of common stock...........                          1,068        11         5,097
Cash dividends on preferred
  stock............................                                                 (6,000)
                                      -----       ---       ------      ----      --------        -----        ---------
    Balance at December 31, 1998...   1,600        16       79,717       797       528,545           --         (359,985)
Comprehensive income (loss):
  Net income.......................                                                                               11,675
  Foreign currency translation
    adjustments....................
  Unrealized gain on securities
    avaialble-for-sale.............
  Comprehensive income.............
Issuance of common stock...........                          9,131        91        36,437
Cash dividends on preferred
  stock............................                                                 (6,000)
Other..............................                                                   (279)
Deferred compensation--stock
  options..........................                                                     95          (95)
Amortization of unearned
  compensation.....................                                                                  95
                                      -----       ---       ------      ----      --------        -----        ---------
    Balance at December 31, 1999...   1,600        16       88,848       888       558,798           --         (348,310)
Comprehensive income (loss):
  Net income.......................                                                                               35,608
  Foreign currency translation
    adjustments....................
  Unrealized gain on securities
    avaialble-for-sale.............
  Comprehensive income.............
Issuance of common stock...........                         10,944       110        34,410
Cash dividends on preferred
  stock............................                                                 (6,000)
Non-cash compensation..............                                                  1,579
Deferred compensation--stock
  options..........................                                                    532         (532)
Amortization of unearned
  compensation.....................                                                                 181
                                      -----       ---       ------      ----      --------        -----        ---------
    Balance at December 31, 2000...   1,600       $16       99,792      $998      $589,319        $(351)       $(312,702)
                                      =====       ===       ======      ====      ========        =====        =========


                                     ACCUMULATED OTHER        TOTAL
                                       COMPREHENSIVE      STOCKHOLDERS'
                                       INCOME (LOSS)         EQUITY
                                     ------------------   -------------
    Balance at December 31, 1997...       $  (876)          $188,090
Comprehensive income (loss):
  Net loss.........................                          (18,701)
  Foreign currency translation
    adjustments....................           916                916
                                                            --------
  Comprehensive loss...............                          (17,785)
Issuance of common stock...........                            5,108
Cash dividends on preferred
  stock............................                           (6,000)
                                          -------           --------
    Balance at December 31, 1998...            40            169,413
Comprehensive income (loss):
  Net income.......................                           11,675
  Foreign currency translation
    adjustments....................        (2,582)            (2,582)
  Unrealized gain on securities
    avaialble-for-sale.............             4                  4
                                                            --------
  Comprehensive income.............                            9,097
Issuance of common stock...........                           36,528
Cash dividends on preferred
  stock............................                           (6,000)
Other..............................                             (279)
Deferred compensation--stock
  options..........................                               --
Amortization of unearned
  compensation.....................                               95
                                          -------           --------
    Balance at December 31, 1999...        (2,538)           208,854
Comprehensive income (loss):
  Net income.......................                           35,608
  Foreign currency translation
    adjustments....................        (1,306)            (1,306)
  Unrealized gain on securities
    avaialble-for-sale.............            22                 22
                                                            --------
  Comprehensive income.............                           34,324
Issuance of common stock...........                           34,520
Cash dividends on preferred
  stock............................                           (6,000)
Non-cash compensation..............                            1,579
Deferred compensation--stock
  options..........................                               --
Amortization of unearned
  compensation.....................                              181
                                          -------           --------
    Balance at December 31, 2000...       $(3,822)          $273,458
                                          =======           ========

                              See accompanying notes.

                                   SICOR INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 35,608   $ 11,675   $(18,701)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    18,658     18,872     17,947
    Loss on disposal of property and equipment..............        86        248        256
    Amortization of deferred compensation...................       181         95         --
    Non-cash compensation...................................     2,579         --         --
    Minority interest.......................................        --        (31)      (800)
    Deferred income tax.....................................      (538)    (3,145)     2,020
    Inventory purchase price allocation adjustments.........       450        564        301
    Write-down of investment and restructuring charge.......        --      1,777      1,839
    Change in operating assets and liabilities:
      Accounts receivable...................................   (17,290)    (1,354)    (4,549)
      Inventories...........................................    (3,207)     2,237     (7,279)
      Other current and noncurrent assets...................    (1,973)       771     (5,278)
      Accounts payable and accrued expenses.................     5,490      9,964      4,548
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    40,044     41,673     (9,696)
Cash flows from investing activities:
  Purchases of property and equipment.......................   (29,608)   (29,127)   (17,572)
  Proceeds from sale of property............................       119     12,433        131
  Proceeds from short-term investments......................        --         --      2,000
  Purchase of short-term investments........................   (39,648)        --     (2,000)
  Acquisitions of businesses, net of cash acquired..........        --         --     (7,551)
  Divestiture of Metabasis Therapeutics, Inc................        --     (4,911)        --
  Other noncurrent assets...................................       (20)    (9,758)      (697)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (69,157)   (31,363)   (25,689)
Cash flows from financing activities:
  Payments of cash dividends on preferred stock.............    (6,000)    (6,000)    (6,000)
  Issuance of common stock and warrants, net................    17,135     36,437      1,556
  Change in short-term borrowings...........................    (3,270)    (6,791)    11,499
  Issuance of long-term debt and capital lease obligations,
    net.....................................................     5,308     14,112      3,420
  Principal payments on long-term debt from related party...        --    (10,000)    10,000
  Principal payments on long-term debt and capital lease
    obligations.............................................    (7,906)   (12,549)    (4,134)
  Funding from minority shareholder.........................        --         --        972
                                                              --------   --------   --------
Net cash provided by financing activities...................     5,267     15,209     17,313
Effect of exchange rate changes on cash.....................      (606)    (2,474)       909
                                                              --------   --------   --------
(Decrease) increase in cash and cash equivalents............   (24,452)    23,045    (17,163)
Cash and cash equivalents at beginning of period............    47,506     24,461     41,624
                                                              --------   --------   --------
Cash and cash equivalents at end of period..................  $ 23,054   $ 47,506   $ 24,461
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $  4,244   $  5,383   $  4,586
  Income taxes paid.........................................     6,097      1,120      3,564
Supplemental schedule of non-cash financing activities:
  Common stock issued to settle covertible debt.............    17,943         --         --
  Common stock issued to settle accrued liabilities.........        --         --      3,553

                            See accompanying notes.

                                   SICOR INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

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

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated. The accompanying consolidated balance sheets at December 31, 2000 and 1999 include the assets, liabilities and stockholders' equity of the combined companies. As noted above, the remaining 50% of Diaspa was acquired during the second quarter of 1998, and accordingly, Diaspa became a wholly-owned subsidiary in the second quarter of 1998. Following the divestiture of a 46% interest in Metabasis in the second quarter of 1999, the Company's investment in Metabasis was accounted for using the equity method, as the Company no longer had control of Metabasis. Consequently, the consolidated statement of operations and statement of cash flows for the year ended December 31, 1999 include the results for Metabasis through the first quarter of 1999 only.

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

                                   SICOR INC.

                               DECEMBER 31, 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of interest and non-interest bearing checking and savings accounts, money market funds, commercial paper, United States treasuries and government agencies' securities. The carrying amounts approximate fair value due to the short maturities of these instruments. As of December 31, 2000 and 1999, cash and cash equivalents held in foreign accounts consisted of $5.1 and $13.6 million, respectively.

    SHORT-TERM INVESTMENTS

    Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

    CONCENTRATION OF CREDIT RISK

    The Company invests its excess cash in United States government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities that should maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

    The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The Company's four largest customers accounted for approximately 47% and 45% of net accounts receivable at December 31, 2000 and 1999, respectively.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Effective January 1, 1999, Sicor S.p.A. changed its method of determining the cost of inventories from the last-in, first-out (LIFO) method to the FIFO method.

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed on the straight-line method, except for a portion of building improvements which is being depreciated on the units of

                                   SICOR INC.

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) production method, over the following estimated useful lives: building and building improvements--11 to 20 years; machinery and equipment--3 to 15 years; office furniture and equipment 3 to 12 years.

    INTANGIBLE ASSETS

    The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed resulting from acquisitions. In connection with the acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including developed technology, trademarks and assembled workforce, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Additionally, the Company has recorded intangible assets related to the purchase of proprietary technology rights. Amortization of intangible assets is computed on the straight-line method over the following estimated useful lives: technology rights--5 years; assembled workforce--5 years; developed technology 17 years; trademarks--30 years; goodwill--10 to 30 years.

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

    FINANCIAL INSTRUMENTS

    The Company does not hold or issue financial instruments for trading purposes. The Company values financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying amounts of cash, accounts receivable, short-term debt and long-term, and variable-rate debt approximate fair value. The Company estimates that the carrying value of long-term fixed rate debt approximates fair value based on the Company's estimated current borrowing rates for debt with similar maturities.

    RESEARCH AND DEVELOPMENT EXPENSES

    All costs of research and development, including those incurred in relation to the Company's collaborative agreements, are expensed in the period incurred.

    REVENUE RECOGNITION

    Effective January 1, 2000, the Company adopted the provisions of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101") issued by the Securities and Exchange Commission ("SEC"); see Note 3.

    Under its current accounting policy, the Company recognizes revenue upon shipment of products to customers, upon fulfillment of acceptance terms, if any and when no significant contractual obligations remain. Adjustments to product sales are made for estimated sales discounts offered due to

                                   SICOR INC.

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, and early payment discounts. The Company provides for returns at the time of sale based on estimated product returns. For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized in accordance with the terms of the contract as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. Nonrefundable license fees and milestone revenue from business partners are recognized over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

    EARNINGS PER SHARE

    Basic earnings per share includes no dilution and is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilutive effect of additional common shares that are issuable upon exercise of outstanding stock options, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PAR VALUE
                                                                            DATA)
Numerator:
  Income (loss) before cumulative effect of change in
    accounting principle....................................   $38,462     $11,675    $(18,701)
    Less: dividends on preferred stock......................    (6,000)     (6,000)     (6,000)
                                                               -------     -------    --------
  Income (loss) available to common shares before cumulative
    effect of change in accounting principle................    32,462       5,675     (24,701)
  Cumulative effect of change in accounting principle.......    (2,854)         --          --
                                                               -------     -------    --------
  Basic numerator...........................................    29,608       5,675     (24,701)
  Interest expense on subordinated convertible notes prior
    to conversion on May 1, 2000............................       394          --          --
                                                               -------     -------    --------
  Diluted numerator.........................................   $30,002     $ 5,675    $(24,701)
                                                               =======     =======    ========

                                   SICOR INC.

                               DECEMBER 31, 2000

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PAR VALUE
                                                                            DATA)
Denominator:
  Weighted average common shares outstanding--basic.........    94,937      85,340      79,479
  Net effect of dilutive securites:
    Stock options...........................................     2,536         325          --
    Warrants................................................     2,483         243          --
    Shares issuable in connection with convertible notes
      prior to conversion on May 1, 2000....................     1,749          --          --
    Other...................................................       465          --          --
                                                               -------     -------    --------
  Weighted average common shares outstanding--diluted.......   102,170      85,908      79,479
                                                               =======     =======    ========
Earnings per share--basic...................................   $  0.31     $  0.07    $  (0.31)
Earnings per share--diluted.................................   $  0.29     $  0.07    $  (0.31)

    The conversion of the Convertible Exchangeable Preferred Stock (see Note 9) was not assumed for purposes of computing diluted earnings per share for the years ended December 31, 2000, 1999, 1998 since its effect would have been anti-dilutive. Additionally, the conversion of the Subordinated Convertible Notes (see Note 8) was not assumed for purposes of computing diluted earnings per share for the years ended December 31, 1999 and 1998 since its effect would also have been anti-dilutive.

    STOCK-BASED COMPENSATION

    As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for Common Stock options granted to employees using the intrinsic value method prescribed by Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's Common Stock on the date of the grant.

    When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense on a straight-line basis over the vesting period of the options.

    Deferred compensation for options granted to nonemployees has been determined in accordance with SFAS No. 123, Emerging Issues Task Force ("EITF") 96-18, and Financial Accounting Standards Board ("FASB") Interpretation No. 44 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to nonemployees are periodically remeasured as the underlying options vest.

    FOREIGN CURRENCY TRANSLATION

    The financial statements of subsidiaries located outside the United States, except those subsidiaries located in highly inflationary economies, are generally measured using the local currency as the

                                   SICOR INC.

                               DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) functional currency. Assets and liabilities are translated to United States dollars at year-end exchange rates; revenues, expenses, gains and losses are translated at rates of exchange that approximate the rates in effect at the transaction date. Resulting remeasurement gains or losses are recognized as a component of other comprehensive income. The functional currency of the Company's foreign investees that do not use local currencies is the United States dollar. Where the United States dollar is the functional currency, the monetary assets and liabilities are translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses associated with the monetary assets and liabilities are translated at average monthly rates of exchange. Resulting remeasurement gains or losses of these foreign investees are recognized in the statement of income.

    FOREIGN CURRENCY CONTRACTS

    The Company's Italian operations hedge against transactional risks by borrowing against its receivables and against economic risk by buying monthly call options priced to strike at a rate equal to or above the budgeted exchange rate. The cost of the borrowing is recorded as interest expense when it is incurred. The cost of the options is recognized when the options become exercisable. Gains on the options are recorded as foreign exchange gains upon exercise.

    NEW ACCOUNTING PRONOUNCEMENTS

    In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB No. 25". FIN 44 is effective July 1, 2000. The Company has determined that the application of FIN 44 does not have an effect on its consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company does not expect the application of SFAS No. 133 to have a material effect on its consolidated financial statements.

3.  CHANGE IN ACCOUNTING PRINCIPLES

    ADOPTION OF STAFF ACCOUNTING BULLETIN NO. 101

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which required implementation in the fourth quarter of 2000. As a result, SICOR commenced a review of its revenue recognition policies for conformity with SAB No. 101. SICOR believes its previously existing revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. SICOR's previous accounting policy was to recognize as revenue such cash payments that were nonrefundable or where the probability of refund was remote. SAB No. 101 required SICOR to change its accounting

                                   SICOR INC.

                               DECEMBER 31, 2000

3. CHANGE IN ACCOUNTING PRINCIPLES (CONTINUED) method for recognizing revenue for several contracts, resulting in a cumulative change in accounting principle charge of approximately $2.9 million, net of tax. This cumulative effect of the change in accounting principle was retroactively recorded as of January 1, 2000, reducing previously reported earnings per share in the first quarter by $0.03 on a fully diluted basis. In addition, the Company recognized $2.0 million in revenue from these contracts during the year 2000, increasing previously reported earnings per share by $0.01 in the first quarter and $0.01 in the second quarter. As of December 31, 2000, deferred revenue was approximately $1.3 million and will be recognized in future revenue through 2009.

    Prior year amounts have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the net income (loss) applicable to common shares and earnings per share amounts for the years ended December 31, 2000, 1999 and 1998 would have been as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PAR VALUE
                                                                            DATA)
Pro-forma net income (loss) applicable to common shares.....   $32,462     $ 4,013    $(25,893)
Pro forma earnings per share--basic.........................   $  0.34     $  0.05    $  (0.33)
Pro forma earnings per share--diluted.......................   $  0.32     $  0.05    $  (0.33)

4.  COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Receivables:
  Trade receivables.........................................  $69,092    $51,983
  Less allowance for doubtful accounts......................   (3,384)    (2,360)
                                                              -------    -------
                                                              $65,708    $49,623
                                                              =======    =======

    Approximately $12.6 million and $18.1 million of trade receivables at December 31, 2000 and 1999, respectively were pledged as security for short-term borrowings (see Note 7).

                                   SICOR INC.

                               DECEMBER 31, 2000

4.  COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS (CONTINUED)

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Inventories:
  Raw materials.........................................  $ 24,560   $ 24,767
  Work-in-process.......................................    11,407      9,421
  Finished goods........................................    18,592     17,904
                                                          --------   --------
                                                            54,559     52,092
  Less reserve..........................................    (6,093)    (4,376)
                                                          --------   --------
                                                          $ 48,466   $ 47,716
                                                          ========   ========
Other current assets:
  Prepaid expenses......................................  $  3,238   $  3,343
  VAT receivable........................................     2,636      1,995
  Other taxes receivable................................     1,858        546
  Other receivables.....................................     2,693      2,265
  Deferred taxes........................................       363      1,365
                                                          --------   --------
                                                          $ 10,788   $  9,514
                                                          ========   ========
Property and equipment:
  Land and land improvements............................  $  2,075   $  1,452
  Buildings and building improvements...................    43,905     21,161
  Machinery and equipment...............................   103,095     91,064
  Office furniture and equipment........................     6,171      4,925
  Construction in progress..............................     8,504     19,969
                                                          --------   --------
                                                           163,750    138,571
  Less accumulated depreciation and amortization........   (47,811)   (36,732)
                                                          --------   --------
                                                          $115,939   $101,839
                                                          ========   ========

    At December 31, 2000 and 1999, equipment acquired under capital lease obligations totaled $6.6 million and $7.2 million, respectively. Such leased equipment is included in property and equipment, net of accumulated amortization of $2.0 million and $1.6 million at December 31, 2000 and 1999, respectively.

                                   SICOR INC.

                               DECEMBER 31, 2000

4. COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS (CONTINUED) Depreciation expense, including amortization of capital leases, was $12.4 million, $11.8 million, and $11.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Other noncurrent assets:
  Restricted deposit....................................  $ 13,960   $ 14,683
  Deferred expenses.....................................     4,265      4,627
  Deferred tax asset....................................       427        393
  Other.................................................     1,913      2,848
                                                          --------   --------
                                                          $ 20,565   $ 22,551
                                                          ========   ========
Intangibles:
  Developed technology..................................  $ 45,294   $ 45,293
  Trademarks............................................     4,600      4,600
  Assembled workforce...................................     2,270      2,270
  Technology rights.....................................       770        832
                                                          --------   --------
                                                            52,934     52,995
  Less accumulated amortization.........................   (13,307)   (10,024)
                                                          --------   --------
                                                          $ 39,627   $ 42,971
                                                          ========   ========
Goodwill:
  Goodwill..............................................  $ 71,576   $ 71,587
  Less accumulated amortization.........................    (9,771)    (7,128)
                                                          --------   --------
                                                          $ 61,805   $ 64,459
                                                          ========   ========
Other current accrued liabilities:
  Deferred tax liability................................  $  5,739   $  5,597
  VAT and other taxes payable...........................     5,949      7,225
  Acrrued development expenses..........................     2,775        700
  Accrued sales and distribution expenses...............     2,639      5,708
  Legal reserve.........................................     2,500         --
  Deferred revenue......................................     1,629      1,000
  Chairman's incentive compensation.....................     1,000         --
  Other.................................................     3,253      5,450
                                                          --------   --------
                                                          $ 25,484   $ 25,680
                                                          ========   ========
Other long-term liabilities:
  Deferred revenue......................................  $  6,287   $  5,610
  Severance indemnities.................................     2,693      2,928
  Deferred profit sharing...............................     1,628         --
  Other.................................................     1,037      1,061
                                                          --------   --------
                                                          $ 11,645   $  9,599
                                                          ========   ========

                                   SICOR INC.

                               DECEMBER 31, 2000

4. COMPOSITION OF CERTAIN CONSOLIDATED FINANCIAL STATEMENT CAPTIONS (CONTINUED) Severance indemnity is paid in Italy to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

5.  DISTRIBUTION AGREEMENTS

    Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott Laboratories ("Abbott") in January 1999, under which the two companies formed a strategic alliance for the marketing and distribution of oncology products in the United States. Under the agreement, the Company received $5.6 million from Abbott in the first quarter of 1999 representing an initial commitment fee to help finance Gensia Sicor Pharmaceuticals' future development of generic oncology drugs. Given the nature of this commitment, the Company is recognizing these commitment fees over the life of the agreement, through the year 2005.

    In the first quarter of 1999, Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter Pharmaceutical Products, Inc. ("Baxter") under which a fee of approximately $3.5 million was received and recognized as contract research and license revenue. This fee from Baxter was to reimburse Gensia Sicor Pharmaceuticals for its expenses previously incurred for propofol research and development. In April 1999, the Company, through Baxter, launched its generic propofol product.

6.  SHORT-TERM INVESTMENTS

    The following is a summary of available-for-sale securities classified as short-term investments (in thousands):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
U.S. corporate debt securites...............................     $16,850
U.S. government securities..................................      22,798
                                                                 -------
                                                                 $39,648
                                                                 =======

    Available-for-sale securities are carried at fair value. There were no realized gains or losses on sales of available-for-sale securities during 2000. The Company had no short-term investments in 1999.

    The contractual maturity of available-for-sale securities is shown below (in thousands):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Due in one year or less.....................................     $36,618
Due after one year through three years......................       3,030
                                                                 -------
                                                                 $39,648
                                                                 =======

                                   SICOR INC.

                               DECEMBER 31, 2000

7.  SHORT-TERM BORROWINGS

    Short-term borrowings consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Credit line arrangements repayable in U.S. dollars and
  Italian lira............................................  $30,375    $35,525
Unsecured bank loan repayable in U.S. dollars and Italian
  lira....................................................      480      1,160
                                                            -------    -------
                                                            $30,855    $36,685
                                                            =======    =======

    The Company's Italian subsidiaries maintain credit line arrangements with several banks where most are pledged with trade receivables to the banks in return for short-term borrowings in United States dollars and Italian lira. These transactions effectively eliminate most of the Company's foreign exchange risk associated with these receivables. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying consolidated financial statements. The weighted average interest rate on credit line arrangements was approximately 7.5% and 5.7% at December 31, 2000 and 1999, respectively.

    The short-term borrowings from banks, repayable in United States dollars and Italian Lira are unsecured. The terms of the borrowings range from three to six months. The weighted average interest rate on these borrowings was approximately 5.8% and 11.2% at December 31, 2000 and 1999, respectively.

8.  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
2.675% subordinated convertible notes due 2004, net of
  unamortized discount of $2,228 at December 31, 1999,
  effective interest rate of 5.9%.........................  $    --    $17,772
Mortgage notes payable....................................    7,795     11,364
Notes payable to bank.....................................    4,923      3,660
Notes payable to suppliers................................    5,104      7,788
Notes payable to Italian Ministry of Industry.............    2,225      1,003
Research project loan payable.............................    1,565        822
Other.....................................................      230        226
                                                            -------    -------
                                                             21,842     42,635
Less: current portion.....................................   (6,995)    (6,974)
                                                            -------    -------
Long-term debt, net of current portion....................  $14,847    $35,661
                                                            =======    =======

    On April 25, 2000, the holders of $20.0 million of 2.675% Subordinated Convertible Notes ("the Notes") issued in 1997 elected to convert all outstanding principal into 5,291,005 shares of the

                                   SICOR INC.

                               DECEMBER 31, 2000

8.  LONG-TERM DEBT (CONTINUED)
Company's Common Stock at a conversion price of $3.78 per share. Common Stock pursuant to the conversion was issued on May 1, 2000.

    In connection with the Notes, Warrants to purchase up to 2,645,503 shares of SICOR Common Stock at $4.35 per share were also issued. During November 2000, all of these warrants were exercised on a net basis and converted to 1,912,435 shares of the Company's Common Stock.

    The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $9.7 million. The mortgage notes payable are repayable in quarterly and semi-annual installments of principal and interest through 2003. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 6.0% and 4.5% at December 31, 2000 and 1999, respectively.

    The notes payable to a bank are unsecured and are repayable in monthly and semi-annual installments of principal and interest through 2005. The weighted average fixed interest rate on these notes was 7.9% and 6.9% at December 31, 2000 and 1999, respectively.

    Notes payable to suppliers are secured by certain machinery and equipment with a carrying value of approximately $6.0 million and are repayable in quarterly and semi-annual installments of principal and interest through 2003. The weighted average fixed interest rate on these notes was 5.1% and 5.4% at December 31, 2000 and 1999, respectively.

    The notes payable to the Italian Ministry of Industry are secured by certain production facilities and are repayable in annual installments of principal and interest through 2015. The weighted average fixed interest rate on these notes was 3.3% and 7.3% at December 31, 2000 and 1999, respectively.

    The research project loan payable is from the Italian Ministry of University, Scientific & Technological Research under a grant and subsidized loan package of approximately $8.8 million for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. The second and third checkpoints were successfully completed in the third quarter of 2000 and the first quarter of 2001, respectively. The loan is repayable in semi-annual installments of interest only for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2008. The variable interest rate on the loan was 6.1% and 4.4% at December 31, 2000 and 1999, respectively.

    Long-term debt maturities for each of the next five years are as follows (in thousands): $6,995 in 2001; $4,795 in 2002; $3,951 in 2003; $3,074 in 2004 and
$3,027 in 2005. Total interest expense for short and long-term borrowings in 2000, 1999, and 1998 was $4.7 million, $6.3 million, and $6.1 million, respectively.

9.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company's 1.6 million shares of $3.75 Convertible Exchangeable Preferred Stock (the "Preferred Stock") was issued in a private offering to institutional investors. The Preferred Stock has a liquidation preference of $50.00 per share. Cash dividends on the Preferred Stock are payable quarterly

                                   SICOR INC.

                               DECEMBER 31, 2000

9.  STOCKHOLDERS' EQUITY (CONTINUED)
at an annual dividend rate of $3.75 for each share. Dividends on the Preferred Stock are cumulative. The Preferred Stock is convertible, at any time prior to redemption, into approximately 2.9 million shares of the Company's Common Stock at a conversion price of $27.60 per share, subject to certain anti-dilution adjustments. The Preferred Stock is redeemable at the option of the Company, initially at a price of $52.50 per share and thereafter at prices declining to $50.00 per share in March 2002 plus all accrued and unpaid dividends. The Preferred Stock will be exchangeable at the option of the Company in whole, but not in part, on any dividend payment date for its 7 1/2% Convertible Subordinated Debentures due 2003 at the rate of $50.00 principal amount of Debentures for each share of Preferred Stock.

    The Company made quarterly cash dividend payments of approximately $1.5 million per quarter on its outstanding Preferred Stock from June 1, 1993 through March 1, 1995. Subsequent to March 1995, as a measure to reduce cash outflows, the Company's Board of Directors suspended quarterly cash dividend payments on its outstanding Preferred Stock. The Company resumed payment of the Preferred Stock dividend in September 1996. At December 31, 2000, the Company had approximately $7.5 million ($4.69 per share) in undeclared cumulative preferred dividends, which are included in the liquidation preference of $87.5 million. If the Company chooses to not declare dividends for six cumulative quarters, the holders of this Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid. The holders of this Preferred Stock have no other voting rights.

    WARRANTS

    In July 1991, warrants to purchase 75,000 shares of Common Stock were issued in connection with a lease financing commitment for Gensia Sicor Pharmaceuticals. These warrants have an exercise price of $4.375 per share and expire in July 2002. At December 31, 2000 and 1999, warrants to purchase an aggregate of 30,000 and 75,000 shares of SICOR Common Stock were outstanding, respectively.

    In April 1996, warrants to purchase 50,000 shares of Common Stock were issued in connection with a financing commitment for Gensia Sicor Pharmaceuticals. These warrants have an exercise price of $4.000 per share and expire in April 2001. At December 31, 2000 and 1999, warrants to purchase an aggregate of 50,000 shares of SICOR Common Stock were outstanding during each year, respectively.

    In July 1996, warrants to purchase 70,000 shares of Common Stock were issued in connection with a lease financing commitment for Gensia Sicor Pharmaceuticals. These warrants had an exercise price of $5.250 per share and would have expired in July 2006. All of these warrants were exercised in 2000. At December 31, 1999, warrants to purchase an aggregate of 70,000 shares of SICOR Common Stock were outstanding.

    In March 1997, the Company sold approximately 4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common Stock at an exercise price of $4.1875 per share. These warrants expire in December 2002. At December 31, 2000 and 1999, warrants to purchase an aggregate of 499,000 and 1,871,000 shares of SICOR Common Stock were outstanding, respectively.

    In December 1997, the Company sold approximately 2.4 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-half share of Common

                                   SICOR INC.

                               DECEMBER 31, 2000

9.  STOCKHOLDERS' EQUITY (CONTINUED)
Stock at a per share exercise price of $7.34 per share. These warrants expire in July 2003. If a purchaser sold the Common Stock purchased in the Unit offering prior to June 30, 1998, then the purchaser was not issued the Warrant component of the Unit. At December 31, 2000 and 1999, warrants to purchase an aggregate of 965,518 and 1,227,000 shares of SICOR Common Stock were outstanding, respectively.

    During the second quarter of 1999, the Company sold approximately 8.7 million Units in a private placement, each Unit consisting of one share of Common Stock and a Warrant to purchase one-tenth of a share of Common Stock at a per share exercise price of $5.75 per share. These warrants expire in December 2003. Each Warrant is to be issued if the holder sells no Common Stock or other securities of the Company for a period commencing from the date of the purchase of Units and ending on December 31, 2000. At December 31, 2000 and 1999, warrants to purchase an aggregate of 867,500 shares of SICOR Common Stock were outstanding during each year, respectively.

    Additional warrants were issued in connection with the issuance of the 2.675% Subordinated Convertible Notes (see Note 8). All of these warrants were exercised in 2000. At December 31, 1999, warrants to purchase an aggregate of 2,645,503 shares of SICOR Common Stock were outstanding.

    CONVERSION OPTION

    In April 1997, the Company entered into an agreement with Sankyo Co., Ltd ("Sankyo") to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. In connection with the agreement, Sankyo made a payment of $7.25 million in exchange for approximately 8% of the equity of Metabasis Therapeutics, Inc. Sankyo has the right to convert its Metabasis interest into a variable number of shares of the Company's Common Stock based on a formula defined in the agreement.

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

    EMPLOYEE STOCK PURCHASE PLAN

    The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees to purchase shares of Common Stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 12%

                                   SICOR INC.

                               DECEMBER 31, 2000

9.  STOCKHOLDERS' EQUITY (CONTINUED)
of their total compensation during each six-month offering period, subject to certain limitations. The 1992 ESPP, as amended, authorizes up to 710,000 shares to be issued under the plan. During the years ended December 31, 2000, 1999, and 1998, shares totaling 70,474, 50,139, and 82,392 were issued under the plan at an average price of $5.54, $3.52, and $3.52 per share, respectively. At December 31, 2000, 116,576 shares were reserved for future issuance.

    STOCK OPTION PLANS

    In February 1997, the stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The 1997 Stock Plan provides for both the direct award or sale of Common Stock and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four-year period and are exercisable for up to ten years from the grant date. The 1997 Stock Plan, as amended, authorizes up to 6,200,000 shares to be issued. Shares not subject to exercise, or shares not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan, will increase the amount of shares available under the 1997 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of SICOR Common Stock have been authorized for issuance. Accordingly, as of December 31, 2000, 12,583,334 shares were authorized for issuance under both stock option plans.

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

    A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

                                                                     YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                         2000                  1999                   1998
                                                 --------------------   -------------------   --------------------
                                                             WEIGHTED              WEIGHTED               WEIGHTED
                                                             AVERAGE     NUMBER    AVERAGE                AVERAGE
                                                  NUMBER     EXERCISE      OF      EXERCISE    NUMBER     EXERCISE
                                                 OF SHARES    PRICE      SHARES     PRICE     OF SHARES    PRICE
                                                 ---------   --------   --------   --------   ---------   --------
Outstanding--beginning of year.................    5,618      $4.62      5,631      $4.76       5,520      $4.90
  Granted......................................    1,263      $8.22      1,177      $4.42       1,175      $4.14
  Exercised....................................   (1,919)     $4.52       (281)     $4.42        (204)     $4.13
  Canceled.....................................     (299)     $7.24       (909)     $5.27        (860)     $4.84
                                                  ------                 -----                  -----
Outstanding--end of year.......................    4,663      $5.59      5,618      $4.62       5,631      $4.76
                                                  ======                 =====                  =====

Exercisable--end of year.......................    2,922      $4.81      3,633      $4.77       3,787      $4.99

                                   SICOR INC.

                               DECEMBER 31, 2000

9.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 2000 (number of shares in thousands):

                                                       OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                              --------------------------------------   --------------------
                                                             WEIGHTED
                                                              AVERAGE       WEIGHTED               WEIGHTED
                                                             REMAINING      AVERAGE                AVERAGE
                                               NUMBER       CONTRACTUAL     EXERCISE    NUMBER     EXERCISE
                                              OF SHARES   LIFE (IN YEARS)    PRICE     OF SHARES    PRICE
                                              ---------   ---------------   --------   ---------   --------
$2.38 to $4.00..............................      778           7.6          $ 3.68        485      $ 3.62
$4.04 to $4.50..............................    1,111           7.7          $ 4.29        889      $ 4.28
$4.52 to $5.00..............................    1,451           6.4          $ 4.72      1,229      $ 4.70
$5.06 to $6.00..............................      305           7.1          $ 5.20        159      $ 5.24
$6.25 to $10.00.............................      613           8.9          $ 8.34         94      $ 8.28
$10.06 to $28.48............................      405           8.7          $12.00         66      $16.63
                                                -----                                    -----
                                                4,663           7.5          $ 5.59      2,922      $ 4.81
                                                =====                                    =====

    Shares of Common Stock reserved at December 31, 2000 for the exercise of available and outstanding stock options including the Chairman's options totaled 7,563,050.

    ACCOUNTING FOR STOCK-BASED COMPENSATION

    Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.1%, 5.7% to 5.8%, and 5.1% to 5.2%; dividend yields of 0% for 2000, 1999, and 1998;
volatility factors of the expected market price of the Company's Common Stock of 59.0% for 2000, 59.3% for 1999 and 36.2% for 1998; and a weighted-average life of six to seven years for 2000 and 1999, and five to six years for 1998.

    The Black-Scholes option-valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair values of stock options granted during the years 2000, 1999, and 1998 were $6.50, $2.82, and $2.55 per share, respectively.

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

                                   SICOR INC.

                               DECEMBER 31, 2000

9. STOCKHOLDERS' EQUITY (CONTINUED)

                                                     2000       1999       1998
                                                   --------   --------   --------
Net income (loss) applicable to common shares:
  As reported....................................  $29,608     $5,675    $(24,701)
  Pro forma......................................   26,537      3,561     (26,412)
Basic net income (loss) per share:
  As reported....................................  $  0.31     $ 0.07    $  (0.31)
  Pro forma......................................     0.28       0.04       (0.33)
Diluted net income (loss) per share:
  As reported....................................  $  0.29     $ 0.07    $  (0.31)
  Pro forma......................................     0.26       0.04       (0.33)

    SHARES RESERVED FOR FUTURE ISSUANCE

    The following shares of Common Stock are reserved for future issuance at December 31, 2000 (in thousands):

1990 and 1997 Stock Plan....................................   7,063
Chairman's Options..........................................     500
Employee Stock Purchase Plan................................     117
401(k) plan.................................................     415
Warrants....................................................   2,412
Convertible Exchangeable Preferred Stock....................   2,899
                                                              ------
                                                              13,406
                                                              ======

    DEFERRED COMPENSATION

    During the year ended December 31, 2000 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling approximately $532,000 representing the difference between the exercise price and the market value of the Company's Common Stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options on a straight-line basis. During the year ended December 31, 2000, the Company recorded amortization of deferred compensation expense of approximately $181,000. As of December 31, 2000, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $131,000, $112,000, $99,000, and $9,000 for the years ended December 31, 2001, 2002, 2003, and 2004, respectively.

    NON-CASH COMPENSATION TO THE COMPANY'S CHAIRMAN

    During the first quarter of 2000, the Company recorded $1.6 million in compensation expense from the vesting of the Chairman's Options. An additional incentive compensation expense of $1.0 million relating to the Company's chairman was also recorded in the first quarter of 2000, upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of an

                                   SICOR INC.

                               DECEMBER 31, 2000

9. STOCKHOLDERS' EQUITY (CONTINUED)
agreement between the Company and the Chairman of the Board. Payments will be made through the issuance of Common Stock.

10. EMPLOYEE SAVINGS AND RETIREMENT PLAN

    The Company has a 401(k) plan that allows eligible United States employees to contribute up to 15% of their salary, subject to annual limits. Effective January 1, 1999, the Company matched 25% of the employee pretax contribution, up to an annual maximum of $2,500. The Company increased the match contribution to 50% of the employee pretax contribution, up to an annual maximum of $5,250, effective January 1, 2000. The matching contribution was in the form of the Company's Common Stock. During the years ended December 31, 2000 and 1999, shares totaling 38,299 and 46,659 were issued at an average price of $9.76 and $3.60 per share. At December 31, 2000, 415,042 shares were reserved for future issuance.

11. RELATED PARTIES

    The Company has services agreements with Alco Chemicals Ltd. ("Alco"). In September 1996, the majority shareholder of Alco acquired a majority of the outstanding shares of Rakepoll Finance N.V., which owns approximately 29% the Company's outstanding Common Stock. The same majority shareholder of Alco is also President, Chief Executive Officer and a director of the Company and beneficially owns approximately 34% of the Company's Common Stock.

    Under the terms of its agreements with the Company, Alco is to receive commissions equal to 4% of sales to third-party non-Italian customers. The agreements are in place for five years, unless there is a change in control of Alco. The agreement permits the Company to sell its products directly or through other agents. If the Company pays commissions that are less than the contractual commission percentage to such agents, the Company must pay the differential between the commissions paid and the contractual percentage to Alco. Commission expenses relating to Alco were approximately $2.3 million, $2.3 million, and $2.1 million for the years ended December 31, 2000, 1999, and 1998, respectively, and the net outstanding payable to Alco at December 31, 2000 and 1999 was $1.1 million and $0.6 million, respectively.

    Lemery in Mexico purchases raw materials and supplies from two companies in which Lemery's Managing Director and Director of Operations have beneficial ownership. The combined material and supply purchases made by Lemery during 2000, 1999 and 1998 from these two companies totaled approximately
$1.4 million, $2.6 million, and $3.1 million respectively.

    Sicor S.p.A. purchased a 50% equity interest in Diaspa in December 1997 for approximately $2.7 million. The remaining 50% interest of Diaspa was purchased by Archimica, a company in which the Company's President, Chief Executive Officer, director and a principal stockholder, had a 50% beneficial ownership. In June 1998, Sicor S.p.A. purchased the remaining 50% interest from Archimica for approximately $5.7 million in cash, including a $1.3 million payment to a third party for the release of an option on the Diaspa shares and approximately $1.9 million related to capital contributions made since the acquisition of the initial 50% interest in Diaspa. Archimica was sold to an unrelated third-party during 1999. Product sales to Archimica were approximately $3.0 million and $0.5 million for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company

                                   SICOR INC.

                               DECEMBER 31, 2000

11. RELATED PARTIES (CONTINUED)
had a net receivable balance from Archimica of $2.3 million and $0.3 million, respectively, and a net payable balance to Archimica of $20.0 thousand and $34.0 thousand, respectively.

    The Company paid approximately $0.1 million in both 2000 and 1999, for services provided by a consulting firm owned by the Company's Executive Vice President, Chief Operating Officer and director. The Company paid approximately $0.1 million and $0.2 million for services provided by a market research firm in which the same individual serves as a director in 2000 and 1999, respectively.

    In March 1998, Genchem Pharma Ltd. acquired a research and development branch in Vacallo, Switzerland for $1.9 million from Alco.

12. WRITE-DOWN OF INVESTMENT AND RESTRUCTURING CHARGE

    During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc., a proprietary research and development subsidiary, to Metabasis management. Following this transaction, the Company retains a 46% equity interest in Metabasis and will receive royalty payments if technologies currently owned by Metabasis are licensed or if products are developed and sold using those technologies. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off $1.8 million related to its remaining investment in Metabasis. Starting in the second quarter of 1999, investment in Metabasis was accounted for using the equity method. After taking into account certain additional financing obtained by Metabasis in July 2000, the Company retains a 30% equity interest.

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

13. COMMITMENTS

    The Company leases certain of its office, manufacturing and research facilities and certain equipment under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

    In December 1999, the Company's subsidiary, Diaspa sold certain assets for net proceeds of approximately $12.3 million. The assets are being leased back from the purchaser over a period of 6.5 years for equipment and 9.5 years for land and buildings. The lease is being accounted for as an

                                   SICOR INC.

                               DECEMBER 31, 2000

13. COMMITMENTS (CONTINUED)
operating lease, and the resulting net gain of approximately $0.4 million is being amortized over the respective life of the lease. In connection with this agreement, a loss of approximately $0.3 million was immediately recognized for the difference between the non-depreciated cost and the fair value for certain assets. Under the agreement, Diaspa will maintain deposits, initially in the amount of approximately $9.8 million, which will be reduced over time as future lease payments are made. As of December 31, 2000, the lease deposit was $7.7 million.

    The Company also leases two buildings in the United States, which are secured by a $4.8 million letter of credit, which in turn is collateralized by a $4.8 million certificate of deposit that will be released provided the Company achieves certain financial milestones.

    Included in deposits and other assets was $13.2 million and $15.1 million at December 31, 2000 and 1999, respectively deposited under these agreements. Rent expense for 2000, 1999, and 1998 was $7.9 million, $7.5 million, and $5.4 million, respectively, and was net of $4.7 million, $2.0 million, and $1.2 million of sublease income, respectively.

    Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000, are as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
2001......................................................  $ 1,150     $10,628
2002......................................................      835       8,749
2003......................................................      574       6,629
2004......................................................       62       5,954
2005......................................................       --       5,516
Thereafter................................................       --      13,573
                                                            -------     -------
Total minimum lease payments                                  2,621     $51,049
                                                                        =======
Less amount representing interest.........................     (184)
                                                            -------
Present value of net minimum lease payments...............    2,437
Less current portion......................................   (1,079)
                                                            -------
                                                            $ 1,358
                                                            =======

    Future minimum rentals to be received under non-cancelable subleases as of December 31, 2000 totaled approximately $13.0 million.

                                   SICOR INC.

                               DECEMBER 31, 2000

14. INCOME TAXES

    The provision for income taxes comprises the following (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Current:
  Federal..........................................   $  927    $   230     $   --
  State............................................    1,058         --         --
  Foreign..........................................    5,166      4,661      3,091
                                                      ------    -------     ------
                                                      $7,151    $ 4,891     $3,091

Deferred:
  Federal..........................................   $   --    $    --     $   --
  State............................................       --         --         --
  Foreign..........................................     (538)    (3,767)     2,020
                                                      ------    -------     ------
                                                      $ (538)   $(3,767)    $2,020
Net operating loss benefit allocated to goodwill...       --        622         --
                                                      ------    -------     ------
                                                      $6,613    $ 1,746     $5,111
                                                      ======    =======     ======

    The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Federal income taxes (benefit) at 35%............  $ 14,777   $ 4,687    $(4,956)
State tax net of federal benefit.................       688        --         --
Tax effect of non-deductible expenses............        46        41        306
Alternative minimum taxes........................       927       230         --
(Decrease) increase in valuation allowance and
  other..........................................   (10,033)   (1,561)     7,447
Foreign income tax expense (benefit).............       208    (1,651)     2,314
                                                   --------   -------    -------
                                                   $  6,613   $ 1,746    $ 5,111
                                                   ========   =======    =======

    Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are shown below. A valuation allowance of $110.9 million has been recognized as an offset to the deferred tax assets as of December 31, 2000 as realization of such assets is uncertain. The valuation allowance decreased by $7.8 million and $16.8 million in 2000 and 1999, respectively, and increased by $9.1 million in 1998, respectively. The reduction in the valuation allowance in 2000 relates primarily to current year activity. Approximately $10.2 million of the 1999 valuation allowance decrease

                                   SICOR INC.

                               DECEMBER 31, 2000

14. INCOME TAXES (CONTINUED)
is attributable to the allocation of the gross deferred tax asset and the related valuation allowance to Metabasis upon partial divestiture in 1999.

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
Deferred tax liabilities:
  Basis differences in acquired assets................  $  14,786   $  16,234
  Depreciation........................................     12,776      10,324
  Inventory...........................................      5,661       4,566
  Other...............................................      2,448       1,712
                                                        ---------   ---------
Total deferred tax liabilities........................     35,671      32,836

Deferred tax assets:
  Net operating loss carryforwards....................     78,238      90,973
  Credit carryforwards................................     18,614      15,199
  Capitalized research and development................      4,124       7,498
  Depreciation........................................      7,514       5,028
  Other...............................................     17,333      11,363
                                                        ---------   ---------
Total deferred tax asset..............................    125,823     130,061
Valuation allowances for deferred tax assets..........   (110,914)   (118,601)
                                                        ---------   ---------
Net deferred tax asset................................     14,909      11,460
                                                        ---------   ---------
Net deferred tax liabilities..........................  $  20,762   $  21,376
                                                        =========   =========

At December 31, 2000, the Company had federal and California tax net operating loss carryforwards of approximately $214.9 million and $30.4 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005 unless previously utilized. The California tax loss carryforwards will begin to expire in 2000 unless previously utilized. The Company has Mexican tax loss carryforwards of approximately
$0.9 million. The Mexican tax loss carryforwards will begin expiring in 2004, unless previously utilized. The Company has federal and California research and development tax credit carryforwards totaling $11.9 million and $4.6 million, respectively, which will begin to expire in 2001 unless previously utilized. The Company also has alternative minimum tax credit carryforwards of $1.5 million.

    Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards is limited because of cumulative ownership changes of more than 50% which occurred within the three year periods ending in 1997. The ownership change in 1997 had a material impact on the utilization of the net operating loss and credit carryforwards.

                                   SICOR INC.

                               DECEMBER 31, 2000

15. SEGMENT AND GEOGRAPHIC INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, that being the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty bulk drug substances. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The three main business units that correspond to each geographic area are as follows: (i) United States:
SICOR, Gensia Sicor Pharmaceuticals, Genchem Pharma, and Gensia Development Corporation; (ii) Italy: Sicor S.p.A. and Diaspa S.p.A.; and (iii) Mexico:
Lemery, Sicor de Mexico, and Sicor de Latinoamerica. Intergeographic sales are accounted for at prices that approximate arm's length transactions. Information regarding business geographic areas at December 31, 2000, 1999, and 1998 and for each of the years then ended is as follows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Product sales to unaffiliated customers:
  United States.............................................  $ 155,222   $ 102,631   $  62,506
  Italy.....................................................     71,341      67,859      62,321
  Mexico....................................................     67,215      53,210      43,253
                                                              ---------   ---------   ---------
                                                              $ 293,778   $ 223,700   $ 168,080
                                                              =========   =========   =========
Intergeographic sales:
  United States.............................................  $     423   $     355   $   5,638
  Italy.....................................................     12,312      10,065       7,672
  Mexico....................................................      1,454         170         270
                                                              ---------   ---------   ---------
                                                              $  14,189   $  10,590   $  13,580
                                                              =========   =========   =========
Income (loss) before income taxes:
  United States.............................................  $  27,879   $   3,136   $ (24,827)
  Italy.....................................................      3,986      (1,813)      2,617
  Mexico....................................................     12,074      12,754       9,564
  Other.....................................................       (671)       (579)       (653)
  Eliminations and adjustments..............................      1,807        (108)     (1,091)
                                                              ---------   ---------   ---------
                                                              $  45,075   $  13,390   $ (14,390)
                                                              =========   =========   =========
Total assets:
  United States.............................................  $ 390,163   $ 375,659   $ 372,968
  Italy.....................................................    121,811     126,896     146,913
  Mexico....................................................     79,267      58,603      45,365
  Other.....................................................          3          52         115
  Eliminations and adjustments..............................   (165,644)   (175,031)   (192,633)
                                                              ---------   ---------   ---------
                                                              $ 425,600   $ 386,179   $ 372,728
                                                              =========   =========   =========

    Information regarding the Company's product sales to significant customers for the years 2000, 1999, and 1998 is as follows (as a percent of product sales to unaffiliated customers):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Baxter......................................................     33%        21%         --
Abbott......................................................      6%        10%         --
Mexican government..........................................     11%        11%        14%
                                                                ----       ----       ----
                                                                 50%        42%        14%
                                                                ====       ====       ====

16. CONTINGENCIES

    It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. Sicor has established a reserve of $2.5 million in the current year third quarter financial statements, which represents management's estimate of costs which will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's future financial position, results of operations or cash flows.

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

                                   SICOR INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 2000

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial data for 2000 and 1999 is as follows (in thousands, except per share data):

                                       FIRST QUARTER              SECOND QUARTER             THIRD QUARTER         FOURTH QUARTER
                                  ------------------------   ------------------------   ------------------------   --------------
                                  AS PREVIOUSLY      AS      AS PREVIOUSLY      AS      AS PREVIOUSLY      AS
                                    REPORTED      RESTATED     REPORTED      RESTATED     REPORTED      RESTATED
                                  -------------   --------   -------------   --------   -------------   --------
2000 QUARTERS(1)
  Total revenues................     $67,545      $68,334       $71,774      $72,675       $71,694      $71,796       $80,973
  Total costs & expenses........      58,845       58,845        61,426       61,426        60,360       60,360        68,072
                                     -------      -------       -------      -------       -------      -------       -------
  Income before income taxes....       8,700        9,489        10,348       11,249        11,334       11,436        12,901
  Income applicable to common
    shares before change in
    accounting principle........       5,651        6,440         6,764        7,665         8,441        8,543         9,814
  Cumulative effect of change in
    accounting principle, net of
    taxes.......................                   (2,854)
                                     -------      -------       -------      -------       -------      -------       -------
  Net income applicable to
    common shares...............     $ 5,651      $ 3,586       $ 6,764      $ 7,665       $ 8,441      $ 8,543       $ 9,814
                                     =======      =======       =======      =======       =======      =======       =======
  Per common share:
    Income available for common
      shares before change in
      accounting principle......     $  0.06      $  0.07       $  0.07      $  0.08       $  0.09      $  0.09       $  0.10
    Cumulative effect of change
      in accounting principle...          --        (0.03)           --           --            --           --            --
                                     -------      -------       -------      -------       -------      -------       -------
    Net income--basic...........     $  0.06      $  0.04       $  0.07      $  0.08       $  0.09      $  0.09       $  0.10
                                     =======      =======       =======      =======       =======      =======       =======
    Income available for common
      shares before change in
      accounting principle......     $  0.06      $  0.07       $  0.07      $  0.08       $  0.08      $  0.08       $  0.09
    Cumulative effect of change
      in accounting principle...          --        (0.03)           --           --            --           --            --
                                     -------      -------       -------      -------       -------      -------       -------
    Net income--diluted.........     $  0.06      $  0.04       $  0.07      $  0.08       $  0.08      $  0.08       $  0.09
                                     =======      =======       =======      =======       =======      =======       =======

                                                               SECOND
                                  FIRST QUARTER               QUARTER                   THIRD QUARTER              FOURTH QUARTER
                                     -------                    -------                    -------                    -------
1999 QUARTERS(2)(3)
  Total revenues................     $53,660                    $54,691                    $55,419                    $65,233
  Total costs & expenses........      52,355                     53,278                     50,205                     59,775
                                     -------                    -------                    -------                    -------
  Income before income taxes....       1,305                      1,413                      5,214                      5,458
  Net (loss) income applicable
    to common shares............     $(1,653)                   $   284                    $ 2,995                    $ 4,049
  Net (loss) income per
    share--basic and diluted....     $ (0.02)                   $    --                    $  0.03                    $  0.05

------------------------------
(1) Quarterly results for 2000 reflect a change in accounting for revenue recognition to adopt the provisions of the SEC's Staff Accounting Bulletin No. 101 (see Note 3).

(2) Quarterly results for 1999 were retroactively restated to reflect an accounting change at the Company's Italian subsidiary, Sicor S.p.A. for changing inventory accounting from the LIFO method to the FIFO method.

(3) Second quarter 1999 results included $1.8 million of expenses related to the write-down of the Company's investment in Metabasis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 31, 2001 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports. In 2000, all directors, executive officers and 10% stockholders timely filed all such reports.

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

       (3) Exhibits

           See (c) below.

    (b) Reports on Form 8-K during the fourth quarter:

           None

    (c) Exhibits

           The following documents are exhibits to this Form 10-K:

       EXHIBIT
       NUMBER                                   DESCRIPTION OF DOCUMENT
---------------------         ------------------------------------------------------------
      3(i)   (21)             Restated Certificate of Incorporation of the Company, as
                              amended.

     3(ii)   (11)             By-Laws of the Company.

         4.1 (4)              Warrant Agreement dated November 26, 1991 between the
                              Company and First Interstate Bank, Ltd. (Warrant Agent).

         4.2 (7)              Form of Certificate for the Company's Common Stock with
                              Rights Legend (4.1)*.

         4.3 (10)             Warrant Agreement dated April 10, 1996 between the Company and Domain Partners III, L.P. (4.1)*.

         4.4 (10)             Warrant Agreement dated July 22, 1996 between the Company
                              and MMC/GATX Partnership No. 1 (4.2)*.

         4.5 (11)             Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between
                              Gensia, Inc. and Rakepoll Finance N.V. (4.1)*.

         4.6 (14)             Amendment No. 3, dated May 19, 1997, to the Shareholder's
                              Agreement, dated November 12, 1996, as amended on December
                              21, 1996 and on February 28, 1997, between the Company and
                              Rakepoll Finance N.V. (4.1)*.

         4.7 (14)             Securities Purchase Agreement, dated May 1, 1997, by and
                              between the Company and HCCP (4.2)*.

         4.8 (14)             Registration Rights Agreement, dated May 19, 1997, by and
                              between the Company and HCCP (4.3)*.

         4.9 (14)             Form of 2.675% Subordinated Convertible Notes due May 1,
                              2004, issued to certain affiliates of HCCP (4.4)*.

         4.10(14)             Form of Common Stock Purchase Warrant, dated May 19, 1997, issued to certain affiliates of HCCP (4.5)*.

       EXHIBIT
       NUMBER                                   DESCRIPTION OF DOCUMENT
---------------------         ------------------------------------------------------------
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

         4.15(21)             Form of Unit Purchase Agreement between the Company and
                              certain investors (4.1)*.

        10.1 (1)#             Form of Indemnification Agreement entered into between the
                              Company and its directors (10.1)*.

        10.2 (6)#             Amended and Restated 1990 Stock Plan of the Company (the
                              "Plan").

        10.3 (1)#             Form of Incentive Stock Option Agreement under the Plan
                              (10.3)*.

        10.4 (1)#             Form of Nonstatutory Stock Option Agreement under the Plan
                              (10.4)*.

        10.5 (2)#             Form of Indemnification Agreement entered into between the
                              Company and its officers and certain key employees (10.50)*.

        10.6 (3)              Form of Warrant issued to MMC/GATX Partnership No. 1
                              (10.56)*.

        10.7 (5)              Stockholder Rights Plan dated March 9, 1992.

        10.8 (8)              Lease agreement between Gena Property Company and the
                              Company dated as of December 21, 1993.

        10.9 (9)              Form of Severance Agreement for officers and certain other employees.

        10.10(12)             Amendment No. 1 to Stockholder Rights Agreement dated
                              November 12, 1996.

        10.11(13)             Factoring agreement, dated September 25, 1997, by and
                              between the Company and Silicon Valley Financial Services (a division of Silicon Valley Bank) (10.1)*.

        10.12(15)+            Distribution and Supply Agreement between and among the
                              Sicor S.p.A. and Alco Chemicals, Ltd. and The Upjohn
                              Company, dated as of January 1, 1994 (10.3)*.

        10.13(15)             Service Agreement between Sintesis Lerma and Grupo Fairmex
                              S.A. de C.V., dated January 2, 1995 (10.13)*.

        10.14(15)             Letter Agreement between the Company and Donald E. Panoz,
                              dated March 18, 1997 (10.14)*.

        10.15(16)+            Cyclosporine Amended and Restated Supply and License
                              Agreement, dated as of March 31, 1997, between and among the
                              Company, Alco Chemicals, Ltd., Vinchem, Inc. and Sangstat
                              Medical Corporation.

        10.16(14)             Agreement, dated as of April 15, 1997, by and between Sicor de Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*.

        10.17(14)+            Agreement, dated as of April 15, 1997, by and between
                              Genchem Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*.

        10.18(14)             Agreement, dated as of January 1, 1997, by and between Sicor
                              S.p.A. and Alco Chemicals, Ltd. (10.4)*.

       EXHIBIT
       NUMBER                                   DESCRIPTION OF DOCUMENT
---------------------         ------------------------------------------------------------
        10.19(18)+            Amendment No. One to Cyclosporine Amended and Restated
                              Supply and License Agreement dated as of December 22, 1997 between the Company and Sangstat Medical Corporation
                              (10.41)*.

        10.20(18)             Asset and Liability Transfer Agreements by and among Gensia
                              Automedics, Inc., the Company and Gensia Sicor
                              Pharmaceuticals, Inc. dated December 23, 1997 (10.44)*.

        10.21(19)             Loan and Security Agreement, dated September 29, 1998, as
                              amended on October 30, 1998 and November 4, 1998, by and
                              between the Company and Coast Business Credit (a division of
                              Southern Pacific Bank) (10.34)*.

        10.22(20)+            Sales and Distribution Agreement dated as of January 28,
                              1999 between Gensia Sicor Pharmaceuticals and Abbott
                              Laboratories, Inc. (10.1)*.

        10.23(21)             Employment Agreement dated June 1, 1999 between the Company and Frank C. Becker (10.1)*.

        10.24(22)             Amended and Restated Employee Stock Purchase Plan (10.1)*.

        10.25(23)             Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.

        10.26(24)+            Manufacturing and Marketing Agreement between SICOR Inc. and
                              Aesgen Inc. dated June 7, 2000 (10.0)*.

        10.27(25)             Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.

        10.28(26)             Amended and Restated Employee Stock Purchase Plan (10.1)*.

        21.1                  Subsidiaries of the Company.

        23.1                  Consent of Ernst & Young LLP, Independent Auditors.

------------------------

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

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (0-18549).

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (0-18549).

(22) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83079).

(23) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-83077).

(24) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (033-34565).

(25) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-47934).

(26) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-47932).

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

                                                       SICOR INC.

Date: March 29, 2001                                   By:               /s/ CARLO SALVI
                                                            -----------------------------------------
                                                                           Carlo Salvi
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                   /s/ CARLO SALVI
     -------------------------------------------       President and Chief            March 29, 2001
                    (Carlo Salvi)                        Executive Officer

                                                       Executive Vice President,
                 /s/ JOHN W. SAYWARD                     Finance, Chief Financial
     -------------------------------------------         Officer and Treasurer        March 29, 2001
                  (John W. Sayward)                      (Principal Financial
                                                         Officer)

                                                       Vice President, Corporate
                 /s/ DAVID C. DREYER                     Controller and Chief
     -------------------------------------------         Accounting Officer           March 29, 2001
                  (David C. Dreyer)                      (Principal Accounting
                                                         Officer)

                 /s/ DONALD E. PANOZ
     -------------------------------------------       Chairman of the Board          March 29, 2001
                  (Donald E. Panoz)

                 /s/ FRANK C. BECKER
     -------------------------------------------       Director                       March 29, 2001
                  (Frank C. Becker)

                /s/ MICHAEL D. CANNON
     -------------------------------------------       Director                       March 29, 2001
                 (Michael D. Cannon)

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ GIANPAOLO COLLA
     -------------------------------------------       Director                       March 29, 2001
                  (Gianpaolo Colla)

                /s/ HERBERT J. CONRAD
     -------------------------------------------       Director                       March 29, 2001
                 (Herbert J. Conrad)

                  /s/ CARLO RUGGERI
     -------------------------------------------       Director                       March 29, 2001
                   (Carlo Ruggeri)

                /s/ MARVIN S. SAMSON
     -------------------------------------------       Director                       March 29, 2001
                 (Marvin S. Samson)

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------   ------------------------------------------------------------
        21.1            Subsidiaries of the Company.

        23.1            Consent of Ernst & Young LLP, Independent Auditors.