Form 10-Q
period 2001-03-31
SICOR INC
filed 2001-05-11
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18549

SICOR Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0176647 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.01 par value	100,224,780
Class	Outstanding at March 31, 2001

SICOR Inc.

INDEX

		Page
PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS
	Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000	5
	Notes to Consolidated Financial Statements	6
ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Results of Operations for the three months ended March 31, 2001 and 2000	10
	Liquidity and Capital Resources	11
ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12
PART II:	OTHER INFORMATION
ITEM 1:	Legal Proceedings	20
ITEM 6:	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

SICOR Inc.

Part I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,519	$23,054
Short-term investments	41,161	39,648
Accounts receivable, net	58,488	65,708
Inventories, net	53,815	48,466
Other current assets	11,637	10,788

Total current assets	201,620	187,664
Property and equipment, net	114,570	115,939
Other noncurrent assets	19,686	20,565
Intangibles, net	38,804	39,627
Goodwill, net	59,509	61,805

	$434,189	$425,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,182	$35,218
Accrued payroll and related expenses	7,704	8,848
Other accrued liabilities	29,510	25,484
Short-term borrowings	31,952	30,855
Current portion of long-term debt	6,287	6,995
Current portion of capital lease obligations	906	1,079

Total current liabilities	108,541	108,479
Other long-term liabilities	11,219	11,645
Long-term debt, less current portion	12,653	14,847
Long-term capital lease obligations, less current portion	1,144	1,358
Deferred taxes	15,406	15,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, 1,600 issued and outstanding, liquidation preference of $87,500	16	16
Common stock, $.01 par value, 125,000 shares authorized, 100,225 and 99,792 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	1,002	998
Additional paid-in capital	589,032	589,319
Deferred Compensation	(314)	(351)
Accumulated deficit	(299,307)	(312,702)
Accumulated other comprehensive loss	(5,203)	(3,822)

Total stockholders' equity	285,226	273,458

	$434,189	$425,600

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months ended March 31,
	2001	2000
Product sales	$84,243	$68,334
Costs and expenses:
Cost of sales	45,933	38,229
Research and development	4,207	3,904
Selling, general and administrative	14,256	10,441
Non-cash compensation	—	2,579
Amortization expense	1,444	1,498
Impairment of assets	3,462	—
Interest and other, net	439	2,194

Total costs and expenses	69,741	58,845
Income before income taxes	14,502	9,489
Provision for income taxes	(1,107)	(1,561)

Income before cumulative effect of change in accounting principle	13,395	7,928
Cumulative effect of change in accounting principle, net of taxes	—	(2,854)

Net income	13,395	5,074
Dividends on preferred stock	(1,488)	(1,488)

Net income applicable to common shares	11,907	3,586
Comprehensive income:
Unrealized gain (loss) on short-term investments	72	(13)
Foreign currency translation loss	(1,453)	(1,003)

Comprehensive income	$10,526	$2,570

Net income per share
—Basic	$0.12	$0.04
—Diluted	$0.11	$0.04
Shares used in calculating per share amounts
—Basic	100,094	89,916
—Diluted	104,253	100,475

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$13,395	$5,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,496	3,332
Amortization	1,444	1,644
Loss (gain) on disposal of property and equipment, net	21	(12)
Amortization of deferred compensation	94	93
Non-cash compensation	—	2,579
Impairment of assets	3,462	—
Deferred income tax	(385)	412
Inventory purchase price allocation adjustments	—	450
Change in operating assets and liabilities:
Accounts receivable	4,014	(1,706)
Inventories	(4,175)	(5,522)
Other current and noncurrent assets	(1,081)	(137)
Accounts payable and accrued expenses	1,296	(1,956)

Net cash provided by operating activities	21,581	4,251
Cash flows from investing activities:
Proceeds from sale of short-term investments	26,957	—
Purchase of short-term investments	(28,398)	—
Purchases of property and equipment	(6,457)	(4,759)
Proceeds from sale of property	—	26

Net cash used in investing activities	(7,898)	(4,733)
Cash flows from financing activities:
Payments of cash dividends on preferred stock	(1,488)	(1,488)
Issuance of common stock and warrants, net	1,148	6,446
Change in short-term borrowings	2,716	(6,744)
Issuance of long-term debt and capital lease obligations, net	12	904
Principal payments on long-term debt and capital lease obligations	(2,241)	(2,425)

Net cash provided by (used in) financing activities	147	(3,307)
Effect of exchange rate changes on cash	(365)	(358)

Increase (decrease) in cash and cash equivalents	13,465	(4,147)
Cash and cash equivalents at beginning of period	23,054	47,506

Cash and cash equivalents at end of period	$36,519	$43,359

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1. Organization and Principles of Consolidation

  Organization

    SICOR Inc. (the "Company"), a Delaware corporation that was incorporated November 17, 1986, is a specialty pharmaceutical company focused on the development, manufacture and marketing of products for worldwide oncology and specialty pharmaceutical markets. The Company is headquartered in Irvine, California. On February 28, 1997, the Company completed the acquisition of Rakepoll Holding B.V. ("Rakepoll Holding") from Rakepoll Finance N.V. ("Rakepoll Finance"). Rakepoll Holding is the parent company of three specialty pharmaceutical businesses: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") of Milan, Italy, and two companies located in Mexico: Lemery, S.A. de C.V. ("Lemery") and Sicor de México, S.A de C.V. ("Sicor de Mexico"). Sicor S.p.A. is the parent company of Diaspa S.p.A. ("Diaspa"), an Italian company engaged in the manufacture of certain raw materials used in Sicor S.p.A.'s business. Additionally, the Company has a 30% equity interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly owned subsidiaries are as follows: Rakepoll Holding, Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). All significant intercompany accounts and transactions have been eliminated.

    In the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results for the three-month periods ended March 31, 2001 and 2000 have been made. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

    The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission.

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

2. Foreign Currency Translation

    With the exception of the Mexican operations, the financial statements of the Company's non-United States subsidiaries are translated into United States Dollars using current rates of exchange, with gains and losses included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets. For the Mexican operations, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the statements of consolidated operations.

3. Change in Accounting Principles

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which required implementation in the fourth quarter of 2000. As a result, the Company commenced a review of its revenue recognition policies for conformity with SAB No. 101. The Company believes its previously existing revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. The Company's previous accounting policy was to recognize as revenue such cash payments that were nonrefundable or where the probability of refund was remote. SAB No. 101 required the Company to change its accounting method for recognizing revenue for several contracts, resulting in a cumulative change in accounting principle charge of approximately $2.9 million, net of tax. This cumulative effect of the change in accounting principle was retroactively recorded as of January 1, 2000, reducing previously reported earnings per share in the first quarter by $.03 on a fully diluted basis. In addition, the Company recognized $2.0 million in revenue from these contracts during the year 2000, increasing previously reported earnings per share by $.01 in the first quarter and $.01 in the second quarter.

4. Non-Cash Compensation

    In September 1997, the Company's stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, the Company recorded approximately $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1.0 million relating to the Company's Chairman was also recorded in the first quarter of 2000, upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of an agreement between the Company and the Chairman of the Board. Payments will be made through the issuance of common stock.

5. Net Income Per Share

    Basic earnings per share includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable upon exercise of outstanding stock options, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net income applicable to common shares	$11,907	$3,586
Interest expense on subordinated convertible notes prior to conversion on May 1, 2000	—	296

Diluted numerator	$11,907	$3,882

Denominator:
Weighted average common shares outstanding — basic	100,094	89,916
Net effect of dilutive securites:
Stock options	2,505	2,595
Warrants	1,119	2,561
Shares issuable in connection with convertible notes prior to conversion on May 1, 2000	—	5,291
Other	535	112

Weighted average common shares outstanding — diluted	104,253	100,475

Earnings per share — basic	$0.12	$0.04
Earnings per share — diluted	$0.11	$0.04

6. Inventories

    Inventories at March 31, 2001 and December 31, 2000 consisted of (in thousands):

	March 31, 2001	December 31, 2000
Raw Materials	$26,337	$24,560
Work-in-process	14,084	11,407
Finished goods	19,160	18,592

	59,581	54,559
Less reserves	(5,766)	(6,093)

	$53,815	$48,466

7. Asset Impairment Charge

    Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", the Company recorded a non-cash impairment charge for Diaspa S.p.A. of $3.5 million ($2.7 million net of tax benefits) in the first quarter of 2001 for a write-down of remaining goodwill of $1.3 million and non-strategic fixed assets of $2.2 million. The write-down was the result of circumstances indicating that the carrying value of Diaspa S.p.A., a business unit within the Company's Italian operations, was not recoverable upon continued operation or sale of the business unit. Factors indicating impairment included a recent offer price for the business unit and a history of cash flow losses and continued forecasted negative cash flows. Because of these factors management determined that the undiscounted future cash flows resulting from the continued

operation or sale of Diaspa was below the Company's carrying value, including intercompany advances, and as such recognized an impairment loss on Diaspa's goodwill and assets.

8. Contingencies

    It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. While these discussions are still at the preliminary stage, the Company has established a reserve of $4.0 million, which includes an increase in the reserve of $1.5 million in the first quarter of 2001 and represents management's estimate of costs which will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to the Company's pricing policies or other actions which might have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When used in this Form 10-Q, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, successful marketing, and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including those listed under Item 1—Business. Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent the Company's judgment as of the date of the filing of this Form 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Results of Operations for the three months ended March 31, 2001 and 2000

    The Company reported net income applicable to common shares of $11.9 million, or $.11 per common share on a diluted basis, in the first quarter ended March 31, 2001 compared to a net income applicable to common shares of $3.6 million, or $.04 per common share on a diluted basis in the first quarter of 2000. The current quarter results include a special charge for impairment of $3.5 million related to certain assets and goodwill held by the Company's Italian operations.

    Product sales in the first quarter of 2001 increased to $84.2 million from $68.3 million in the first quarter of 2000. The worldwide increase in product sales for the three months ended March 31, 2001 was attributable to increased penetration of new and existing products, including the Company's patented formulation of propofol, enalaprilat, leuprolide, and cisplatin. Unit sales of propofol increased substantially during the three-months ended March 31, 2001 relative to the same period in 2000 while experiencing some price degradation due to the continued efforts of Baxter Pharmaceutical Products, Inc. ("Baxter") to penetrate the market. While the Company anticipates current volume and unit price trends for propofol to continue through year-end, it cannot reliably assess the sustainability of these trends. See "Risk Factors That May Affect Results—Competition". Propofol is being sold in the United States through Baxter, the Company's marketing partner for a variety of the products sold in the United States. Combined product sales from the Company's international units increased on a net basis by $1.9 million in the first quarter of 2001 over the first quarter of 2000 due primarily to higher sales by the Italian operations. The increase was partially offset by a $2.7 million reduction in sales to the Mexican government by the Mexican operations.

    Cost of sales for the first quarter of 2001 was $45.9 million which yielded a product gross margin of 45.5%, compared to a cost of sales of $38.2 million for the first quarter of 2000 which yielded a gross margin of 44.1%. The increase in gross margin for the three months ended March 31, 2001 was due primarily to an improved product mix and increased product cost absorption relating to larger manufacturing volumes.

    Research and development expenses in the first quarter of 2001 were $4.2 million compared to $3.9 million in the same period of 2000. The increase was partially offset by proceeds from a government research grant of $0.4 million received by the Company's Italian operations during the first quarter of 2001. Excluding proceeds from the grant, research and development expenses increased by $0.7 million, mainly due to increased contract lab expenses at the Company's domestic operations.

    Selling, general and administrative expenses in the first quarter of 2001 were $14.3 million compared to $10.4 million in the first quarter of 2000. The increase includes a charge of $1.5 representing an increase in the estimate of costs to be incurred in connection with the defense of an ongoing investigation by the United States Department of Justice and the United States Department of Health and Human Services and certain state agencies (see Note 8—Contingencies). Also contributing to the increase were higher selling, general and administrative expenses at the Company's Mexican operations due to higher infrastructure costs and sales force additions.

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

    A special charge of $3.5 million ($2.7 million net of tax benefits) for impairment of non-strategic assets and goodwill held by a business unit at the Company's Italian operations was recognized in the first quarter of 2001 following an impairment review.

    Net interest and other expenses in the first quarter of 2001 decreased to $0.4 million from $2.2 million in the first quarter of 2000. The reduction in net interest and other expense was primarily due to increased interest income earned on higher cash and short-term investment balances, a reduction in foreign exchange losses, and reduced interest expense related to long-term debt that was converted to equity during the second quarter of 2000.

    The Company recorded income tax expense of $1.1 million in the first quarter of 2001 compared to income tax expense of $1.6 million in the first quarter of 2000. The decrease in tax expense is primarily attributable to proportionately higher earnings from U.S. operations, where taxable earnings are substantially offset by the Company's U.S. net operating loss carryforward.

    Dividends relate to the Company's $3.75 Convertible Exchangeable Preferred Stock, $.01 par value ("Convertible Preferred Stock"), issued in February 1993. The Company paid cash dividends on its preferred stock of $1.5 million in the first quarter of 2001 and during the same period in 2000. In order to reduce its cash usage, the Company's Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. The Company resumed payments of preferred stock dividends in September 1996. Through March 2001, the Company has approximately $7.5 million in undeclared cumulative preferred dividends. If the Company chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

    The Company recorded a charge of $2.9 million in the first quarter of 2000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB 101 issued by the SEC. SAB 101 required the Company to change its accounting method for certain revenue for several contracts. As of March 31, 2001, the Company's balance sheet included deferred revenue of approximately $1.2 million, which will be recognized in future revenue on a ratable basis through 2009.

Liquidity and Capital Resources

    As of March 31, 2001, the Company had cash and short-term investments of $77.7 million and working capital of $93.1 million compared to $62.7 million and $79.2 million, respectively, as of December 31, 2000. The increase in cash in the first quarter of 2001 was primarily the result of the Company's generation of $21.6 million in cash from operations offset by the net investment of $6.5 million in property and equipment.

    A significant component to the Company's operating cash flow during the first quarter of 2001 was a $4.0 million decrease in accounts receivable due to increased collections at the Company's domestic operations, which was further supplemented by reductions in overall days sales outstanding at a majority of the other business units relative to the same quarter of 2000.

    The Company generated $147 thousand in cash flow from financing activities during the first quarter of 2001 as cash proceeds of $1.1 million from the exercise of stock options and warrants and $2.7 million in short-term borrowings, were substantially offset by a net reduction of $2.2 million in long-term debt and capital lease obligations, and the payment of $1.5 million in cash dividends to the Company's preferred stockholders. The Company does not anticipate a change in the preferred dividend payment in the foreseeable future. Additionally, the Company does not anticipate paying cash dividends on its common stock, but expects to retain earnings for the development of its businesses.

    The Company expects to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on product development and marketing activities during 2001 is approximately $48 million. Management also plans to invest approximately $45 million through the end of 2001 in plant and equipment to increase and improve existing manufacturing capacity worldwide. In Italy, the Company anticipates further expenditures necessary to complete a manufacturing facility located in Santhià, Italy. In Mexico, the Company plans to invest in a production facility to manufacture finished dosage biological products. In the United States, the Company intends to continue to make further investments in manufacturing capacity. It is anticipated that capital spending will be funded through cash flow from operations and new lease agreements.

    The Company expects that its operating cash flows, combined with its current cash and short-term investments at March 31, 2001 of $77.7 million and commitments from third parties, will enable it to maintain its current and planned operations. In connection with the Company's plans for expanding its business to accomplish its core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, the Company's management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for its capital and investment needs. Such financing may not be available on acceptable terms, or at all.

    In September 2000, Sicor S.p.A. entered into twelve monthly U.S. $1.75 million U.S. Dollar put/Lira call options at a strike price of 2,100 Lira per U.S. $1.00, exercisable at the end of each month starting in January 2001. As of March 31, 2001, only the January contract had been exercised.

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

RISK FACTORS THAT MAY AFFECT RESULTS

    This report includes forward-looking statements about the Company's business and results of operations, which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The factors discussed below should be read in conjunction with the risk factors discussed in the Company's Annual Report on Form 10-K, which are incorporated herein by reference.

Raw Materials

    While the Company attempts to use its own Active Pharmaceutical Ingredients ("API") when possible, it depends on third party manufacturers for bulk raw materials for many of its products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, certain of the Company's operations utilize sole sources of supply for raw materials used in the manufacture of its products and certain packaging components. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on the Company's business and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. The Company obtains a significant portion of its raw materials from foreign suppliers, and its arrangements with such suppliers are subject to, among other things, United States Food and Drug Administration ("FDA"), customs and other government clearances, duties and regulation by the countries of origin.

Research and Development

    From time to time, the Company may supplement its research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to enhance and complement its product development programs.

Seasonality

    While certain of the Company's individual products may have a degree of seasonality, the Company is not aware of any significant seasonal aspects of its business, except that sales of pharmaceutical products during the fourth quarter are slightly higher as certain customers process year-end re-stocking orders.

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

Patents, Trademarks and Trade Secrets

    The Company's policy is to protect its technology by, among other things, filing patent applications for technology that it considers important to its business. The Company also relies on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain its competitive position. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to the Company will not be infringed or circumvented by others, or that others will not obtain patents that the Company would need to license or circumvent. There can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms. If the Company does not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that the Company's patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to the Company. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology. There can be no assurance that the Company can meaningfully protect its rights to its unpatented trade secrets.

    The Company also relies on protecting its proprietary technology in part through confidentiality agreements with its corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and the Company may not have adequate remedies for any breach. In addition, the Company's trade secrets may otherwise become known or independently discovered by its competitors.

    The success of the Company will depend, in part, on its ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents others have, or may acquire, may have an adverse effect on the ability of the Company to commercialize its products. Litigation, which could result in substantial costs to the Company, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of the Company's products are found to infringe upon the patents or other rights owned by third parties, the Company may be subject to significant liabilities to such third parties and may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If the Company does not obtain such licenses, product introductions could be delayed or foreclosed. The Company may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize its products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

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

Government Regulation

    Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA approves certain drugs under an abbreviated procedure which waives the extensive animal and human studies of safety and effectiveness normally required to be included in a New Drug Application ("NDA"). Instead, the manufacturer need only to provide an Abbreviated New Drug Application ("ANDA") containing labeling, information on manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are equivalent when administered to humans. Prior to November 1997, antibiotic drugs were classified separately for purposes of FDA approval, although the approval procedures for such drugs conformed substantially to the NDA and ANDA procedures. As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the FDA also must approve the suppliers of raw materials. Delays in the review process or failure to obtain approval of certain of these ANDA's or suppliers could have a material adverse effect on the financial condition of the Company. Prior to receiving FDA approval, the Company may face lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. The Company expects the branded pharmaceutical companies to continue such tactics since it is a very cost-effective way to delay generic competition. It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

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

    Moreover, if the Company obtains regulatory agency approval for a drug, such approval may be limited regarding the indicated uses for which the drug may be marketed and this could limit the Company's potential market for the drug. Furthermore, the marketing and manufacture of drug products remain subject to extensive regulatory requirements. The discovery of previously unknown problems with any of the Company's drugs could result in restrictions on such drug including withdrawal of the drug from the market. If the Company fails to comply with regulatory requirements, it could be fined, its regulatory approvals suspended, its operations restricted, and it could be involved in criminal prosecution. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in such countries of any drug the Company develops.

Uncertainty of Future Profitability

    Until 1999, the Company was unprofitable on an annual basis since its inception in 1986. As of March 31, 2001, the Company had an accumulated deficit of approximately $299.3 million. The Company may not be profitable on a quarterly or annual basis in the future. The Company believes that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by the Company, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

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

    In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. The Company's products may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow the Company to sell its products on a competitive basis. If purchasers or users of the Company's products are not able to obtain adequate reimbursement for the cost of using the Company's products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

Product Liability Exposure; Inadequacy or Unavailability of Product Liability Insurance

    The Company, as a manufacturer of finished drug products, faces an inherent exposure to product liability claims in the event that the use of any of its technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While the Company has taken and will continue to take what it believes are appropriate precautions, there can be no assurance that it will avoid significant product liability exposure.

    In addition, as a manufacturer of bulk drug substances, the Company supplies other pharmaceutical companies with active ingredients, which are contained in finished products. The ability of the Company to avoid significant product liability exposure depends in part upon its ability to negotiate appropriate commercial terms and conditions with its customers and its customers' manufacturing, quality control and quality assurance practices. The Company may not be able to negotiate satisfactory terms and conditions with its customers. Although the Company maintains insurance for product liability claims, which it believes is in line with the insurance coverage carried by other companies in its industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect the business or financial condition of the Company.

Risks Related to International Operations

    Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. The Company may experience material adverse financial results with respect to its business in these markets if such events were to occur.

    The Company has significant operations in several countries, including the United States, Italy, Mexico and Switzerland. In addition, purchases and sales are made in a large number of other countries. As a result, its business is subject to the risk and uncertainties of foreign currency fluctuations. While the Company has policies and strategies to minimize this risk, there can be no assurance that such policies and strategies will be effective in preventing significant negative financial adjustments in the future.

    The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on the Company's operations in Mexico. Sales to the Mexican government are not assured to continue in the future. During 2000, the National Action Party (PAN) won the presidential election. Although the PAN is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or collection practices of the government will not change and affect the ability of the Company's Mexican operations to win government contracts, maintain operating margins, or collect on past sales to the government. Mexico has experienced high double-digit inflation as recently as 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect the operations of the Company in Mexico.

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

    The Company has never paid cash dividends on its common stock, and presently intends to retain earnings for the development of its businesses. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. Unless full cumulative dividends are paid on the Company's outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on the Company's common stock.

Subordination of Common Stock to Preferred Stock

    The Company's common stock is expressly subordinate to the approximately $80 million (plus accrued and unpaid dividends) Convertible Preferred Stock in the event of the Company's liquidation, dissolution or winding up. If the Company were to cease operations and liquidate its assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Convertible Preferred Stock liquidation preferences. At March 31, 2001, the Company had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If the Company chooses not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Effect of Certain Anti-Takeover Provisions

    The Company's Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by its stockholders to change management more difficult. The approval of 66 2/3% of the Company's voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in the Company's Certificate of Incorporation. The Company also has a stockholder rights plan, the effect of which may also deter or prevent takeovers. These rights will cause a substantial dilution to a person or group that attempts to acquire the Company on terms not approved by its Board of Directors and may have the effect of deterring hostile takeover attempts.

SICOR Inc.

PART II: OTHER INFORMATION

ITEM 1: Legal Proceedings

    The Company recognized a $1.5 million charge in the first quarter of 2001 representing an increase in the estimate of costs that will be incurred in connection with the defense of an ongoing governmental investigation of reimbursements made under Medicaid. See "Notes to Consolidated Financial Statements—Contingencies".

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K during the first quarter

    None.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	By:	/s/ CARLO SALVI Carlo Salvi, President and Chief Executive Officer
Date: May 11, 2001	By:	/s/ JOHN W. SAYWARD John W. Sayward, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Date: May 11, 2001	By:	/s/ DAVID C. DREYER David C. Dreyer, Vice President, Corporate Controller and Chief Accounting Officer

QuickLinks

INDEX
SICOR Inc. Part I—FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (in thousands except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data) (Unaudited)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
SICOR Inc. Notes to Consolidated Financial Statements
SICOR Inc. PART II: OTHER INFORMATION
SIGNATURES