Form 10-Q
period 2001-06-30
SICOR INC
filed 2001-08-14
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 0-18549

SICOR Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0176647 (IRS Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	100,700,055

Class	Outstanding at June 30, 2001

SICOR Inc.

INDEX

Page

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Consolidated Balance Sheets at June 30, 2001 and December 31, 2000	3
Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2001 and 2000	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5
Notes to Consolidated Financial Statements	6
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations for the three and six months ended June 30, 2001 and 2000	12
Liquidity and Capital Resources	15
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
PART II: OTHER INFORMATION
ITEM 4: Submission of Matters to a Vote of Security Holders	23
ITEM 6: Exhibits and Reports on Form 8-K	23
SIGNATURES	25

SICOR Inc.
PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,029	$23,054
Short-term investments	47,414	39,648
Accounts receivable, net	55,149	65,708
Inventories, net	56,573	48,466
Other current assets	14,481	10,788

Total current assets	217,646	187,664
Property and equipment, net	123,450	115,939
Other noncurrent assets	19,227	20,565
Intangibles, net	37,980	39,627
Goodwill, net	58,880	61,805

	$457,183	$425,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,224	$35,218
Accrued payroll and related expenses	9,314	8,848
Other accrued liabilities	27,831	25,484
Short-term borrowings	28,632	30,855
Current portion of long-term debt	5,725	6,995
Current portion of capital lease obligations	900	1,079

Total current liabilities	113,626	108,479
Other long-term liabilities	11,175	11,645
Long-term debt, less current portion	12,238	14,847
Long-term capital lease obligations, less current portion	825	1,358
Deferred taxes	15,022	15,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 1,600 issued and outstanding, liquidation preference of $87,500	16	16
Common stock, $0.01 par value, 125,000 shares authorized, 100,700 and 99,792 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	1,007	998
Additional paid-in capital	590,647	589,319
Deferred compensation	(374)	(351)
Accumulated deficit	(280,986)	(312,702)
Accumulated other comprehensive loss	(6,013)	(3,822)

Total stockholders' equity	304,297	273,458

	$457,183	$425,600

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Product sales	$90,894	$72,675	$175,137	$141,009
Costs and expenses:
Cost of sales	47,680	41,468	93,613	79,697
Research and development	4,259	5,012	8,466	8,916
Selling, general and administrative	14,670	11,702	28,926	22,143
Non-cash compensation	729	—	729	2,579
Impairment of assets	—	—	3,462	—
Amortization	1,440	1,482	2,884	2,980
Interest and other, net	(38)	1,762	401	3,956

Total costs and expenses	68,740	61,426	138,481	120,271
Income before income taxes	22,154	11,249	36,656	20,738
Provision for income taxes	(3,833)	(2,080)	(4,940)	(3,641)

Income before cumulative effect of change in accounting principle	18,321	9,169	31,716	17,097
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(2,854)

Net income	18,321	9,169	31,716	14,243
Dividends on preferred stock	(1,504)	(1,504)	(2,992)	(2,992)

Net income applicable to common shares	16,817	7,665	28,724	11,251
Comprehensive income:
Unrealized gain (loss) on short-term investments	8	1	80	(12)
Foreign currency translation (loss) income	(818)	83	(2,271)	(920)

Comprehensive income	$16,007	$7,749	$26,533	$10,319

Net income per share—basic:
Income before cumulative effect of change in accounting principle	$0.17	$0.08	$0.29	$0.15
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income per share	$0.17	$0.08	$0.29	$0.12

Net income per share—diluted:
Income before cumulative effect of change in accounting principle	$0.16	$0.08	$0.27	$0.15
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income per share	$0.16	$0.08	$0.27	$0.12

Shares used in calculating per share amounts
—Basic	100,475	94,338	100,286	92,127
—Diluted	105,091	101,244	104,674	100,855

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$31,716	$14,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,548	6,558
Amortization	2,884	2,980
Loss on disposal of property and equipment, net	32	73
Amortization of deferred compensation	128	119
Non-cash compensation	729	2,579
Impairment of assets	3,462	—
Deferred income tax	43	(45)
Inventory purchase price allocation adjustments	—	450
Change in operating assets and liabilities:
Accounts receivable	6,549	(3,456)
Inventories	(7,696)	(4,862)
Other current and noncurrent assets	(4,085)	(1,654)
Accounts payable and other current liabilities	10,794	1,917

Net cash provided by operating activities	51,104	18,902
Cash flows from investing activities:
Proceeds from sale of short-term investments	48,587	—
Purchase of short-term investments	(56,273)	—
Purchases of property and equipment	(19,667)	(14,566)
Proceeds from sale of property	—	118

Net cash used in investing activities	(27,353)	(14,448)
Cash flows from financing activities:
Payments of cash dividends on preferred stock	(2,992)	(2,992)
Issuance of common stock and warrants, net	3,450	10,342
Change in short-term borrowings	508	(3,427)
Issuance of long-term debt and capital lease obligations, net	28	2,451
Principal payments on long-term debt and capital lease obligations	(3,120)	(3,977)

Net cash (used in) provided by financing activities	(2,126)	2,397
Effect of exchange rate changes on cash	(650)	(290)

Increase in cash and cash equivalents	20,975	6,561
Cash and cash equivalents at beginning of period	23,054	47,506

Cash and cash equivalents at end of period	$44,029	$54,067

See accompanying notes.

SICOR Inc.
Notes to Consolidated Financial Statements

1.  Organization and Principles of Consolidation

  Organization

    SICOR Inc. ("SICOR") is a specialty pharmaceutical company with operations located in the United States, Italy, and Mexico. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

  Principles of Consolidation

    The consolidated financial statements include the accounts of SICOR and its subsidiary companies, all of which are wholly owned. Affiliated companies in which SICOR does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The four wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). Additionally, SICOR has a 30% equity interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary. All significant intercompany accounts and transactions have been eliminated.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of the results for the three and six month periods ended June 30, 2001 and 2000 have been made. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

    The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

  Financial Statement Preparation

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

  Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    SICOR plans to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $2.0 million ($0.02 per share) per year. During 2002, SICOR plans to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of SICOR.

2.  Foreign Currency Translation

    With the exception of the Mexican operations, the financial statements of SICOR's international subsidiaries are translated into United States Dollars using current rates of exchange, with gains and losses included only in income and accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets. For the Mexican operations, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the determination of consolidated net income.

3.  Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which required implementation in the fourth quarter of 2000. As a result, SICOR commenced a review of its revenue recognition policies for conformity with SAB No. 101. SICOR believes its previously existing revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. SICOR's previous accounting policy was to recognize as revenue such cash payments that were nonrefundable or where the probability of refund was remote. SAB No. 101 required SICOR to change its accounting method for recognizing revenue for several contracts, resulting in a cumulative change in accounting principle charge of approximately $2.9 million, net of tax. The cumulative effect of this change in accounting principle was retroactively recorded as of January 1, 2000, reducing previously reported earnings per share in the first quarter by $0.03 on a fully diluted basis. In addition, SICOR recognized $2.0 million in revenue from these contracts during the year 2000, increasing previously reported earnings per share by $0.01 in the first quarter and $0.01 in the second quarter.

4.  Non-Cash Compensation

    Effective May 1, 2001, Marvin S. Samson, a director of SICOR entered into a three-year consulting agreement with SICOR. Compensation to be paid under the agreement includes a consulting fee to be paid in cash and options to purchase 250,000 shares of SICOR common stock, of which 125,000 options vested immediately. The remaining 125,000 options granted under the consulting agreement will vest in equal annual amounts at the end of each of the next three years. In accordance with Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," a portion of the options issued are required to be expensed on a variable basis until measurement dates, as determined by vesting dates, have been established. As of the quarter ended June 30, 2001, remaining non-cash compensation expense related to the 125,000 options not yet vested was estimated to be $2.6 million. This estimate of future compensation could increase in the event SICOR's stock price rises.

    In September 1997, SICOR's stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, SICOR's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, SICOR recorded approximately $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1.0 million relating to SICOR's Chairman was also recorded in the first quarter of 2000, upon SICOR having reached a market capitalization of $1.0 billion in accordance with the terms of an agreement between SICOR and the Chairman of the Board. Payments will be made through the issuance of common stock.

5.  Net Income Per Share

    Basic earnings per share ("EPS") includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable upon exercise of stock options outstanding, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Numerator:
Net income applicable to common shares	$16,817	$7,665	$28,724	$11,251
Interest expense on subordinated convertible notes prior to conversion on May 1, 2000	—	98	—	394

Diluted numerator	$16,817	$7,763	$28,724	$11,645

Denominator:
Weighted average common shares—basic	100,475	94,338	100,286	92,127
Net effect of dilutive securites:
Stock options	2,906	2,386	2,706	2,490
Warrants	1,282	2,674	1,201	2,618
Shares issuable in connection with convertible notes prior to conversion on May 1, 2000	—	1,744	—	3,518
Other	428	102	481	102

Weighted average common shares—diluted	105,091	101,244	104,674	100,855

Earnings per share—basic	$0.17	$0.08	$0.29	$0.12
Earnings per share—diluted	$0.16	$0.08	$0.27	$0.12

6.  Inventories

    Inventories at June 30, 2001 and December 31, 2000 consisted of (in thousands):

	June 30, 2001	December 31, 2000
Raw Materials	$27,987	$24,560
Work-in-process	12,981	11,407
Finished goods	21,864	18,592

	62,832	54,559
Less reserves	(6,259)	(6,093)

	$56,573	$48,466

7.  Asset Impairment Charge

    Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," SICOR recorded a non-cash impairment charge for Diaspa S.p.A. of $3.5 million in the first quarter of 2001 for a write-down of non-strategic fixed assets of $2.2 million and remaining goodwill of $1.3 million. The write-down was the result of circumstances indicating that the carrying value of Diaspa S.p.A., a business unit within SICOR's Italian operations, was not recoverable upon continued operation or sale of the business unit. Factors indicating impairment included a recent offer price for the business unit and a history of cash flow losses and continued forecasted negative cash flows. Because of these factors management determined that the undiscounted future cash flows resulting from the continued operation or sale of Diaspa was below SICOR's carrying value, including intercompany advances, and as such recognized an impairment loss on Diaspa's assets and goodwill.

8.  Segment and Geographic Information

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. SICOR operates predominantly in one industry segment, the development, manufacture and marketing of injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients. SICOR evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The three main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, Genchem Pharma, and Gensia Development Corporation; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa S.p.A.; and (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V. Intergeographic sales are accounted for at prices that approximate arm's length transactions. Additional information regarding business geographic areas for the three and six months ended June 30, 2001 and 2000, respectively, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Product sales to unaffiliated customers:
United States	$51,820	$38,023	$98,743	$70,962
Italy	21,856	18,177	42,507	34,952
Mexico	17,218	16,475	33,887	35,095

	$90,894	$72,675	$175,137	$141,009

Intergeographic sales:
United States	$—	$(504)	$483	$(247)
Italy	3,175	3,328	5,807	5,317
Mexico	116	1,130	123	1,220

	$3,291	$3,954	$6,413	$6,290

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Income (loss) before income taxes:
United States	$19,349	$7,807	$34,623	$13,398
Italy	2,214	158	(432)	279
Mexico	986	3,528	3,166	8,249
Other	(186)	(160)	(372)	(338)
Eliminations and adjustments	(209)	(84)	(329)	(850)

	$22,154	$11,249	$36,656	$20,738

	June 30, 2001	December 31, 2000
Total assets:
United States	$395,781	$390,163
Italy	115,667	121,811
Mexico	84,845	79,267
Other	24	3
Eliminations and adjustments	(139,134)	(165,644)

	$457,183	$425,600

    SICOR's product sales to Baxter Healthcare Corporation ("Baxter"), a marketing partner for several products sold in the United States, for the three months ended June 30 2001 and 2000, accounted for 31% and 34% of product sales to unaffiliated customers, respectively. For the six months ended June 30, 2001 and 2000, SICOR's product sales to Baxter accounted for 33% and 32%, respectively, of product sales to unaffiliated customers.

9.  Contingencies

    It has been reported that certain federal and state governmental agencies, including the United States Department of Justice and the United States Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. SICOR has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. While these discussions are still at the preliminary stage, SICOR has established a reserve of $4.0 million, which includes an increase in the reserve of $1.5 million in the first quarter of 2001 and represents management's estimate of costs which will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to SICOR's pricing policies or other actions which might have a material adverse effect on SICOR's financial position, results of operations or cash flows.

    SICOR is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes SICOR has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management's opinion, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

10.  Subsequent Event

    On July 25, 2001, SICOR acquired all outstanding stock of Gatio Investments B.V. ("Gatio"), a holding company which is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1.5 million shares of SICOR common stock. Furthermore, management expects to issue warrants to purchase 150 thousand shares of common stock at $3.50 per share in connection with the purchase. The transaction will be accounted for under the purchase accounting method. SICOR expects to record a charge for in-process technology relating to the purchase in the third quarter of 2001. In addition, SICOR may capitalize amounts for developed technology which could result in future amortization expense. SICOR expects to finalize purchase accounting estimates during the third quarter of 2001. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon alpha-2b and human growth hormone in Asia, Eastern Europe and Mexico, and has several other biopharmaceutical products under development.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When used in this Form 10-Q, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements involve risks and uncertainties, including the timely development, regulatory approvals, successful marketing, and acceptance of new products, the impact of competitive products, product costs and pricing, changing market conditions and the other risks detailed throughout this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000, including those listed under Item 1—Business. Actual results may differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which represent our judgment as of the date of the filing of this Form 10-Q. We disclaim, however, any intent or obligation to update these forward-looking statements.

Results of Operations for the three and six months ended June 30, 2001 and 2000

    Net income applicable to common shares was $16.8 million, or $0.16 per common share on a diluted basis, in the second quarter ended June 30, 2001 compared to $7.7 million, or $0.08 per common share on a diluted basis, in the second quarter of 2000. For the six months ended June 30, 2001, net income applicable to common shares was $28.7 million, or $0.27 per common share on a diluted basis, compared to $11.3 million, or $0.12 per common share on a diluted basis, in the same period in 2000. During 2000, we recorded a charge for a cumulative change in accounting principle of $2.9 million, net of taxes, or $0.03 per share on a diluted basis, as a result of the required adoption of SAB No. 101, related to up-front milestone payments recorded in income during 1998 and 1999.

  PRODUCT SALES

    Product sales in the second quarter of 2001 increased 25% to $90.9 million from $72.7 million in the second quarter of 2000. The increase was comprised of increases of $13.8 million, $3.7 million, and $0.7 million in product sales from our United States, Italian, and Mexican operations, respectively. Product sales for the first half of 2001 increased 24% to $175.1 million from $141.0 million relative to the same period in 2000. The increase was comprised of increases of $27.8 million and $7.6 million in product sales from our United States and Italian operations, offset by a decrease of $1.2 million in product sales from our Mexican operations, respectively.

    Product sales by our United States operations were $51.8 million for the three months ended June 30, 2001 compared to $38.0 million for the same period in 2000. For the six months ended June 30, 2001, product sales were $98.7 million compared to $71.0 million for the same period in 2000. The 36% and 39% increase in product sales for the three and six month periods, respectively, was primarily due to increased sales volume of existing products, new product releases, and higher contract manufacturing revenue. A substantial portion of our overall product sales is comprised of our patented formulation of propofol, which if negatively impacted could have a material adverse effect on our financial position, results of operations, or cash flows. Propofol is sold in the United States through Baxter, our marketing partner for a several products sold in the United States. The increase in product sales of propofol for the three and six months ended June 30, 2001 relative to the same periods in 2000, reflects a combination of increased market penetration and growth of the overall propofol market. Baxter's estimated market share of total propofol sales in the United States has not increased substantially since the fourth quarter of 2000.

    Our Italian operations generated product sales of $21.9 million for the three months ended June 30, 2001 compared to $18.2 million for the same period of the prior year. For the six months ended June 30, 2001, product sales were $42.5 million compared to $35.0 million for the same period in 2000. The 20% and 21% increase in product sales for the three and six month periods, respectively, were mainly due to higher sales volumes of existing finished dosage products and the market introduction of anthracyclines, manufactured at the new Santhià facility. Offsetting the increase were lower prices on certain bulk fermentation products.

    Our Mexican operations generated product sales of $17.2 million for the three months ended June 30, 2001 compared to $16.5 million for the same period of the prior year. The 4% increase mainly reflected higher sales volume of megestrol due to increased market penetration, and was partially offset by a reduction in price of finished dosage product sales to the Mexican government as a result of ongoing competitive pressure. For the six months ended June 30, 2001, product sales were $33.9 million as compared to $35.1 million for the same period in 2000. The 3% decrease is primarily attributable to the reduction in price of finished dosage product sales to the Mexican government, and was partially offset by higher sales volumes of megestrol. Future contracts with the Mexican government are subject to renewal on an annual basis each October through product bids for the following calendar year. At times, the government may elect to supplement its annual product bid cycle with smaller intra-year bids to address temporary inventory shortages. During election transition years, such was the case in 2000 to 2001, the government renews product bids on a biannual basis during October and April. Beginning in 2000, We initiated an effort to expand our private sector sales force in order to reduce our dependence on government sales.

  COSTS AND EXPENSES

    Cost of sales for the second quarter of 2001 was $47.7 million which yielded a product gross margin of 47.5%, compared to a cost of sales of $41.5 million for the second quarter of 2000, which yielded a gross margin of 42.9%. Cost of sales for the first half of 2001 was $93.6 million which yielded a product gross margin of 46.5%, compared to a cost of sales of $79.7 million for the first half of 2000, which yielded a gross margin of 43.5%. The increase in gross margin percentages for the three and six month periods was due primarily to product mix and reduced per-unit overhead costs due to increased manufacturing volumes.

    Research and development expenses for the three months ended June 30, 2001 were $4.3 million compared to $5.0 million in the same period of 2000. Research and development expenses for the first half of 2001 were $8.5 million compared to $8.9 million in the same period of 2000. The 14% and 4% decrease in research and development expenses for the three and six month periods, respectively, reflects the absence of a $1.3 million charge for technology acquisition recorded in the second quarter of 2000. Partially offsetting this charge was increased investment in product development activities in 2001, as well as development costs related to the biotechnology finished dosage production facility in Mexico.

    Selling, general and administrative expenses totaled $14.7 million (16.1% of product sales) for the three months ended June 30, 2001, compared to $11.7 million (16.1% of product sales) for the three months ended June 30, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001 were $28.9 million (16.5% of product sales), compared to $22.1 million (15.7% of product sales) for the six months ended June 30, 2000. The increase for the six month period ended June 30, 2001 is mainly due to a $1.5 charge recorded in the first quarter of 2001 representing an increase in the estimate of costs to be incurred in connection with the defense of an ongoing investigation by the United States Department of Justice and the United States Department of Health and Human Services and certain state agencies (see Note 9—Contingencies). Also contributing to the increases in both the three and six month periods were higher legal fees associated with certain patent litigation and higher selling expenses due to growth in product sales.

    We recognized non-cash compensation expense of $0.7 million for the three months ended June 30, 2001 for stock options issued in connection with a three-year consulting agreement entered into by us during the second quarter of 2001. We expect to recognize non-cash compensation expense related to this arrangement on a quarterly basis for the duration of the agreement. As of June 30, 2001, estimated remaining non-cash compensation expense related to the stock options not yet vested was $2.6 million. This estimate could increase in the event our stock price rises. Additionally, during the first quarter of 2000, we recognized non-cash compensation expense of $2.6 million for performance incentives earned by Donald E. Panoz under the terms of his agreement to serve as our non-executive Chairman of the Board.

    A special charge of $3.5 million for impairment of non-strategic assets and goodwill held by a business unit in Italy was recorded in the first quarter of 2001 following an impairment review.

    Net interest and other expenses in the second quarter of 2001 improved to $0.04 million of net revenue from $1.8 million of net expense in the second quarter of 2000. For the six months ended June 30, 2001, net interest and other expenses decreased to $0.4 million from $4.0 million of net expense for the same period in 2000. The reduction in net expense for the three and six month periods was primarily due to increased interest income earned on higher cash balances, combined with reduced interest expense, and a reduction in foreign exchange losses.

    On July 25, 2001, we acquired all outstanding stock of Gatio Investments B.V. ("Gatio"), a holding company which is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1.5 million shares of our common stock. Furthermore, management expects to issue warrants to purchase 150 thousand shares of common stock at $3.50 per share in connection with the purchase. The transaction will be accounted for under the purchase accounting method. We expect to record a charge for in-process technology relating to the purchase in the third quarter of 2001. In addition, we may capitalize amounts for developed technology, which could result in future amortization expense. We expect to finalize purchase accounting estimates during the third quarter of 2001.

  CHANGE IN ACCOUNTING PRINCIPLE

    We recorded a charge of $2.9 million, net of tax, in the first quarter of 2000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB No. 101 issued by the SEC. SAB No. 101 required us to change our accounting method for certain revenue for several contracts. As of June 30, 2001, our balance sheet included deferred revenue of approximately $1.2 million, which we plan to recognize in future revenue on a ratable basis through 2009.

  INCOME TAX EXPENSE

    We recorded income tax expense of $3.8 million (17.3% of pre-tax income) in the second quarter of 2001 compared to income tax expense of $2.1 million (18.5% of pre-tax income) in the second quarter of 2000. Income tax expense for the first six months of 2001 was $4.9 million (13.5% of pre-tax income) compared to $3.6 million (17.6% of pre-tax income) for the same period in 2000. The decrease in consolidated income tax expense as a percentage of pre-tax income for the three and six month periods reflects proportionately higher earnings from our United States operations, where taxable earnings are substantially offset by our United States net operating loss carryforward. As of December 31, 2000, our valuation allowance against deferred tax assets arising from our United States operating loss carryforward was $110.9 million. In recognition of our profitable operations in the United States in 1999, 2000 and 2001 and in accordance with accounting principles generally accepted in the United States, in connection with the preparation of our December 31, 2001 financial statements, management will be evaluating the need to continue fully reserving through provision of a valuation allowance, our deferred tax assets arising from our United States operating loss carryforward. If all or a portion of this valuation allowance is no longer deemed to be required, management expects that it would be reduced, which would result in a material income tax benefit in 2001.

  DIVIDENDS ON PREFERRED STOCK

    Dividends relate to our $3.75 Convertible Exchangeable Preferred Stock, $0.01 par value ("Convertible Preferred Stock"), issued in February 1993. We paid cash dividends on our preferred stock of $1.5 million in the second quarter of 2001 and 2000, and $3.0 million in the first half of 2001 and 2000. In order to reduce our cash usage, our Board of Directors determined not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. We resumed payments of preferred stock dividends in September 1996. Through June 30 2001, we have $7.5 million in undeclared cumulative preferred dividends. If we choose not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors, until the dividend in arrears has been paid.

  RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    Management plans to apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $2 million ($0.02 per share) per year. During 2002, management plans to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on our earnings and financial position.

Liquidity and Capital Resources

    As of June 30, 2001, we had cash and short-term investments of $91.4 million and working capital of $104.0 million, compared to $62.7 million and $79.2 million, respectively, as of December 31, 2000.

    Net cash of $51.1 million was provided by operating activities during the first six months of 2001, compared to $18.9 million during the first half of 2000. The increase in cash provided by operating activities mainly reflects improved operating earnings, and an increase in accounts payable and accrued expenses partially offset by an increase in inventories. The increase in accounts payable and accrued liabilities was primarily due to higher purchases of raw materials and timing of payments, as well as a higher income tax liability related to increased taxable income. The increase in inventory reflects primarily the expected continued expansion of business at our United States operations.

    We used $19.7 million for investing in property and equipment, as compared to $14.4 million during the same period of the prior year.

    Net cash of $2.1 million was used by financing activities during the first six months of 2001, compared to $2.4 million provided during the same period of the prior year. The net use of cash reflects the payment of $3.0 million in cash dividends to our preferred stockholders and the net payment of $3.1 million in long-term debt and capital lease obligations offset by proceeds of $3.5 million from the exercise of stock options and warrants. We do not anticipate paying cash dividends on our common stock in the future, but expect to retain earnings for the development of our businesses.

    We expect to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on worldwide product development and marketing activities during 2001 is approximately $48 million. Management also plans to invest approximately $45 million through the end of 2001 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flows from operations and new lease agreements.

    On July 25, 2001, we acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna, in exchange for 1.5 million shares of our common stock. The transaction will be accounted for under the purchase accounting method. Over the next 18 months, we expect to fund approximately $2 to $5 million of Biotechna's cash requirements.

    We expect that our operating cash flows, combined with our current cash and short-term investments at June 30, 2001 of $91.4 million and commitments from third parties, will enable us to maintain our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, our management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. Such financing may not be available on acceptable terms, or at all.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Most of our long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, we will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Lira call options to strike at a rate equal to or above the budgeted exchange rate.

    In September 2000, Sicor S.p.A. entered into twelve monthly U.S. $1.75 million U.S. Dollar put/Lira call options at a strike price of 2,100 Lira per U.S. $1.00, exercisable at the end of each month starting in January 2001. As of June 30, 2001, only the January contract had been exercised.

RISK FACTORS THAT MAY AFFECT RESULTS

    This report includes forward-looking statements about our business and results of operations, which are subject to risks and uncertainties that could cause our actual results to vary materially from those indicated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000. The factors discussed below should be read in conjunction with the risk factors discussed in our Annual Report on Form 10-K, which are incorporated herein by reference.

Raw Materials

    While we attempt to use our own active pharmaceutical ingredients ("API") when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and certain raw materials are available only from foreign sources. In addition, certain of our operations utilize sole sources of supply for raw materials used in the manufacture of our products and certain packaging components. Any curtailment in the availability of such raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on our business and results of operations. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. We obtain a significant portion of our raw materials from foreign suppliers, and our arrangements with such suppliers are subject to, among other things, United States Food and Drug Administration ("FDA"), customs and other government clearances, duties and regulation by the countries of origin.

Research and Development

    From time to time, we may supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to enhance and complement our product development programs.

Seasonality

    While certain of our individual products may have a degree of seasonality, we are not aware of any significant seasonal aspects of our business, except that sales of pharmaceutical products during the fourth quarter are slightly higher as certain customers process year-end re-stocking orders.

Competition

    Significant competition exists in the multisource injectable drug business from other multisource drug companies, health care companies and proprietary pharmaceutical companies. Many of these companies have been in business for a longer period of time, have a greater number of products on the market, and have substantially greater resources than we do. We also compete with manufacturers of off-patent injectable brand name products, and competitors may reduce prices in order to keep their brand name products competitive with equivalent multisource products. The various competitive factors affecting the marketing of multisource injectable pharmaceutical products include price, quality, timing (the ability to produce generic versions of patent protected drugs promptly after the patent protection for the drug expires), product cost, maintenance of sufficient inventories for timely deliveries, brand name recognition, breadth of product line, reputation, distribution capabilities and customer service. We believe that price and quality are the most significant competitive factors in the multisource injectable drug industry. As competition from other manufacturers intensifies, selling prices typically decline. Accordingly, our profitability will depend in part on our ability to develop and introduce appropriate new products to the market in a timely manner, to obtain raw materials at competitive prices and to continue to improve the efficiency of our production capabilities (see Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations—Product Sales).

Environmental Matters

    Our business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. We are subject to numerous environmental regulations in the jurisdictions in which we operate. Although we believes that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of our locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and such liability could exceed our resources. Current or future environmental laws or regulations may substantially and detrimentally affect our operations, business and assets. We maintain liability insurance for some environmental risks which our management believes to be appropriate and in accordance with industry practice. However, we may incur liabilities beyond the limits or outside the coverage of our insurance and may not be able to maintain insurance on acceptable terms. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position.

Patents, Trademarks and Trade Secrets

    Our policy is to protect our technology by, among other things, filing patent applications for technology that we consider important to our business. We also rely on trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. Competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes competitive with ours. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to us will not be infringed or circumvented by others, or that others will not obtain patents that we would need to license or circumvent. There can be no assurance that licenses which may be required for our processes or products would be available on reasonable terms. If we do not obtain such licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that our patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to us. We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology. There can be no assurance that we can meaningfully protect our rights to our unpatented trade secrets.

    We also rely on protecting our proprietary technology in part through confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors. These agreements may be breached and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or independently discovered by our competitors.

    Our success will depend, in part, on our ability to maintain trade secret protection and operate without infringing on the proprietary rights of third parties. The patents others have, or may acquire, may have an adverse effect on our ability to commercialize our products. Litigation, which could result in substantial costs to us, may be necessary to determine the scope and validity of the proprietary rights of third parties. If any of our products are found to infringe upon the patents or other rights owned by third parties, we may be subject to significant liabilities to such third parties and may be required to obtain licenses to patents or other proprietary rights of third parties which may not be available on acceptable terms. If we do not obtain such licenses, product introductions could be delayed or foreclosed. We may not have sufficient funds to obtain licenses that may be required in order to develop and commercialize our products, to contest patents obtained by third parties, or to defend against suits brought by third parties.

Acquisitions

    We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into such transactions at any time.

    We may experience difficulty integrating the businesses of acquired companies into our operations, which would be disruptive to our management and operations. Mergers involve the integration of businesses that have previously operated independently. As a result of uncertainty following a merger and during the integration process, we could experience disruption in business or employee base. There is also a risk key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If a merger partner and we are not able to successfully blend our products and technologies to create the advantages the merger is intended to create, it may affect our results of operations and financial condition, and our ability to develop and introduce new products. Further, there may be overlap between our products or customers and a merged company that may create conflicts in relationships or other commitments detrimental to the integrated businesses.

    In addition, as a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development costs. These costs may include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly or annual periods, however such charges are not expected to have a material adverse effect upon our financial condition.

Government Regulation

    Under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman/Hatch Act"), the FDA approves certain drugs under an abbreviated procedure which waives the extensive animal and human studies of safety and effectiveness normally required to be included in a New Drug Application ("NDA"). Instead, the manufacturer need only to provide an Abbreviated New Drug Application ("ANDA") containing labeling, information on manufacturing procedures and data establishing that the original "pioneer" product and the proposed "generic" product are equivalent when administered to humans. Prior to November 1997, antibiotic drugs were classified separately for purposes of FDA approval, although the approval procedures for such drugs conformed substantially to the NDA and ANDA procedures. As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any such applications will be approved. Furthermore, the FDA also must approve the suppliers of raw materials. Delays in the review process or failure to obtain approval of certain of these ANDA's or suppliers could have a material adverse effect on our financial condition. Prior to receiving FDA approval, we may face lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. We expect the branded pharmaceutical companies to continue such tactics since it is a very cost-effective way to delay generic competition. It is impossible for us to predict the extent to which our operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

    In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by such country, and the approval of a pharmaceutical product in one country does not assure that such product will be approved in another country.

    Moreover, if we obtain regulatory agency approval for a drug, such approval may be limited regarding the indicated uses for which the drug may be marketed and this could limit our potential market for the drug. Furthermore, the marketing and manufacture of drug products remain subject to extensive regulatory requirements. The discovery of previously unknown problems with any of our drugs could result in restrictions on such drug including withdrawal of the drug from the market. If we fail to comply with regulatory requirements, we could be fined, our regulatory approvals suspended, our operations restricted, and we could be involved in criminal prosecution. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in such countries of any drug we develop.

Uncertainty of Future Profitability

    Until 1999, we were unprofitable on an annual basis since our inception in 1986. As of June 30, 2001, we had an accumulated deficit of approximately $281.0 million. We may not be profitable on a quarterly or annual basis in the future. We believe that future operating results will be subject to quarterly and annual fluctuations due to a variety of factors, including whether and when new products are successfully developed and introduced by us, market acceptance of current or new products, regulatory delays, product recalls, manufacturing delays or inefficiencies, shipment problems, seasonal customer demand, the timing of significant orders, changes in reimbursement policies, competitive pressures on average selling prices, changes in the mix of products sold and uncertainty with respect to patent matters.

Dependence on Key Personnel

    Our success depends in large part upon our ability to attract and retain qualified scientific, manufacturing, marketing and management personnel. We face competition for such personnel from other companies, academic institutions, government entities and other organizations. In addition, our success will be dependent upon key personnel, the loss of which may have a material adverse effect on our business.

Uncertainty of Pharmaceutical Pricing, Reimbursement and Related Matters

    The levels of revenues and profitability of pharmaceutical companies will be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. Domestically and internationally, there have been, and we expect that there will continue to be, a number of legislative proposals to implement government controls. While we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, or the effect such proposals or reforms may have on our businesses, the announcement of such proposals or reforms could have a material adverse effect on our ability to raise capital. Additionally, the adoption of such proposals or reforms could have a material adverse effect on our business, financial condition and profitability.

    In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. Our products may not be considered cost effective and reimbursement to the consumer may not be available or may not be sufficient to allow us to sell our products on a competitive basis. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

Product Liability Exposure; Inadequacy or Unavailability of Product Liability Insurance

    As a manufacturer of finished drug products, we face an inherent exposure to product liability claims in the event that the use of any of our technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While we have taken and will continue to take what we believe are appropriate precautions, there can be no assurance that we will avoid significant product liability exposure.

    In addition, as a manufacturer of bulk drug substances, we supply other pharmaceutical companies with active ingredients, which are contained in finished products. Our ability to avoid significant product liability exposure depends in part upon our ability to negotiate appropriate commercial terms and conditions with our customers and our customers' manufacturing, quality control and quality assurance practices. We may not be able to negotiate satisfactory terms and conditions with our customers. Although we maintain insurance for product liability claims, which we believe is in line with the insurance coverage carried by other companies in our industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all, and product liability claims could adversely affect our business or financial condition.

Risks Related to International Operations

    Operations outside of Canada, Western Europe, Japan and the United States are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions (which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets) and economic and governmental instability. We may experience material adverse financial results with respect to our business in these markets if such events were to occur.

    We have significant operations in several countries, including the United States, Italy, Mexico and Switzerland. In addition, purchases and sales are made in a large number of other countries. As a result, our business is subject to the risk and uncertainties of foreign currency fluctuations. While we have policies and strategies to minimize this risk, there can be no assurance that such policies and strategies will be effective in preventing significant negative financial adjustments in the future.

    The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. Sales to the Mexican government are not assured to continue in the future. During 2000, the National Action Party (PAN) won the presidential election. Although the PAN is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or collection practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins, or collect on past sales to the government. Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

Control by Principal Stockholder

    Carlo Salvi, our President, Chief Executive Officer and director, beneficially owns approximately 35% of our common stock. In addition, pursuant to a shareholder's agreement, dated as of November 12, 1996, as amended (the "Shareholder's Agreement") Rakepoll Finance N.V., an entity controlled by Mr. Salvi, is entitled to designate three of our directors, who in turn are entitled to designate (jointly with our two executive officer directors) five additional directors. The consent of the Rakepoll Finance designated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Possible Volatility of Stock Price; Dividend Policy

    The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. The market for securities of such companies has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock could be subject to significant fluctuations in response to variations in our anticipated or actual operating results, sales of substantial amounts of our common stock, other issuances of our common stock pursuant to pre-existing obligations, announcements concerning us or our competitors, including the results of testing, technological innovations or new commercial products or services, developments with our collaborators, developments in patent or other proprietary rights of us or our competitors, including litigation, conditions in the pharmaceuticals industry, governmental regulation, health care legislation, public concern as to the safety of our products, changes in estimates of our performance by securities analysts, market conditions for pharmaceutical stocks in general, and other events or factors not within our control.

    We have never paid cash dividends on our common stock, and presently intend to retain earnings for the development of our businesses. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless full cumulative dividends are paid on our outstanding Convertible Preferred Stock, cash dividends may not be paid or declared and set aside for payment on our common stock.

Subordination of Common Stock to Preferred Stock

    Our common stock is expressly subordinate to the Convertible Preferred Stock liquidation preferences of $87.5 million (including accrued and unpaid dividends), in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock after providing for the Convertible Preferred Stock liquidation preferences. At June 30, 2001, we had approximately $7.5 million in undeclared cumulative preferred dividends on such Convertible Preferred Stock. If we choose not to declare dividends for six cumulative quarters, the holders of Convertible Preferred Stock, voting separately as a class, will be entitled to elect two additional directors until the dividend in arrears has been paid.

Effect of Certain Anti-Takeover Provisions

    Our Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by our stockholders to change management more difficult. The approval of 66 2/3% of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in our Certificate of Incorporation. We also have a stockholder rights plan, the effect of which may also deter or prevent takeovers. These rights will cause a substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

PART II:—OTHER INFORMATION

ITEM 4:  Submission of Matters to a Vote of Security Holders

    On May 31, 2001, SICOR held its Annual Meeting of Stockholders. There were issued and outstanding on April 16, 2001, the record date, 100,239,584 shares of common stock. There were present at the meeting in person or by proxy, shareholders of SICOR who were the holders of 90,899,405 shares of common stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:

  (a)
  The following three class III directors were elected:

  I.
  Frank C. Becker—81,471,611 shares were voted in favor of the nominee, 9,427,794 shares withheld their vote.

  II.
  Herbert J. Conrad—89,121,085 shares were voted in favor of the nominee, 1,778,320 shares withheld their vote.

  III.
  John W. Sayward—88,824,495 shares were voted in favor of the nominee, 2,074,910 shares withheld their vote.

    SICOR's Class I directors, Donald E. Panoz, Michael D. Cannon, and Gianpaolo Colla continue in office until 2002. SICOR's Class II directors, Carlo Ruggeri, Marvin S. Samson and Carlo Salvi, continue in office until 2003.

  (b)
  The amendment and restatement of the SICOR Inc. 1997 Long-Term Incentive Plan was approved. Shares voted for the proposal were 73,425,164, with 17,322,552 shares voted against, 151,689 shares abstained and 9,340,179 broker non-votes.

  (c)
  The selection of Ernst and Young LLP as SICOR's independent auditors was ratified. Shares voted for the proposal were 90,521,739, with 343,215 shares voted against, 34,451 shares abstained and 9,340,179 broker non-votes.

ITEM 6:  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description of Document

10.1	Consulting Agreement with Marvin S. Samson effective May 1, 2001.
10.2	Stock Purchase Agreement by and among Rakepoll Finance N.V., Bio-Rakepoll N.V., Biotechna U.A.B., Gatio Investments B.V., and SICOR Inc. dated as of July 24, 2001.
10.3*	Amendment No. 1 to Rights Agreement dated as of November 12, 1996, between SICOR Inc. and Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) as Rights Agent.
10.4**	Amendment No. 2 to Rights Agreement dated as of July 23, 2001, between SICOR Inc., Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) and Computershare Investor Services, LLC as successor Rights Agent.

*
Incorporated by reference to Exhibit 4.2 to Amendment No. 1 to SICOR's Registration Statement on Form 8-A (File No. 0-18549) filed on July 25, 2001.

**
Incorporated by reference to Exhibit 4.3 to Amendment No. 1 to SICOR's Registration Statement on Form 8-A (File No. 0-18549) filed on July 25, 2001.

(b)
Reports on Form 8-K during the second quarter

    On July 25, we filed a report on Form 8-K to disclose Amendment No. 2 to Rights Agreement dated as dated as of July 23, 2001, between SICOR Inc., Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) and Computershare Investor Services, LLC as successor Rights Agent, as approved by the Board of Directors on July 12, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	By:	/s/ CARLO SALVI Carlo Salvi President and Chief Executive Officer
Date: August 14, 2001	By:	/s/ JOHN W. SAYWARD John W. Sayward President, Finance, Chief Financial Officer and Treasurer
Date: August 14, 2001	By:	/s/ DAVID C. DREYER David C. Dreyer Vice President, Corporate Controller and Chief Accounting Officer

QuickLinks

SICOR Inc.
INDEX
SICOR Inc. PART I—FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II:—OTHER INFORMATION
ITEM 4: Submission of Matters to a Vote of Security Holders
ITEM 6: Exhibits and Reports on Form 8-K
SIGNATURES