Form 10-K/A
period 2000-12-31
SICOR INC
filed 2001-08-29
CIK 807873

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the transition period from ________ to _________.

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

                          COMMON STOCK, PAR VALUE $.01
                 PREFERRED STOCK PURCHASE RIGHTS, PAR VALUE $.01
                                (TITLE OF CLASS)
                          ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

At February 28, 2001, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $837 million, based on the last sale price as reported on the Nasdaq National Market.

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

================================================================================

                                EXPLANATORY NOTE

      This Form 10-K/A Annual Report for the period ending December 31, 2000 is being filed to amend the original Form 10-K Annual Report filed March 30, 2001 to file Exhibit 10.29. Apart from filing Exhibit 10.29, there are no other changes to the Form 10-K Annual Report as originally filed.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


    (c) Exhibits

           The following documents are exhibits to this Form 10-K:


     EXHIBIT
     NUMBER       DESCRIPTION OF DOCUMENT
     -------      -----------------------

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

     10.29+       Manufacturing & Distribution Agreement dated as of February
                  27, 1996 between Gensia Sicor Pharmaceuticals, Inc. (formerly
                  Gensia Laboratories, Ltd.) and Baxter Healthcare Corporation
                  (formerly OHMEDA PPD) as amended by Amendments 1 through 6.
     21.1**       Subsidiaries of the Company
     23.1**       Consent of Ernst & Young LLP, Independent Auditors.

----------

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

----------
* Parenthetical references relate to the exhibit number under which such exhibit was initially filed.
**  Previously filed.
#   Indicates management contract or compensatory plan or arrangement.
+ Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SICOR INC.


Date:  August 29, 2001                By: /s/ John W. Sayward
                                          -------------------------------------
                                          John W. Sayward
                                          Executive Vice President, Finance,
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER   DESCRIPTION OF DOCUMENT
   -------  -----------------------

   10.29+ Manufacturing & Distribution Agreement dated as of February 27, 1996 between Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia
            Laboratories, Ltd.) and Baxter Healthcare Corporation (formerly
            OHMEDA PPD) as amended by Amendments 1 through 6.

   21.1**   Subsidiaries of the Company.

   23.1**   Consent of Ernst & Young LLP, Independent Auditors.

----------
   **  Previously filed.
   + Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.