Form 10-Q
period 2001-09-30
SICOR INC
filed 2001-11-14
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 0-18549

SICOR Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0176647 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	114,249,530
Class	Outstanding at October 31, 2001

SICOR Inc.
Part I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$55,507	$23,054
Short-term investments	47,952	39,648
Accounts receivable, net	53,554	65,708
Inventories, net	63,886	48,466
Other current assets	15,846	10,788

Total current assets	236,745	187,664
Property and equipment, net	154,220	115,939
Other noncurrent assets	20,118	20,565
Intangibles, net	45,978	39,627
Goodwill, net	71,410	61,805

	$528,471	$425,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,880	$35,218
Accrued payroll and related expenses	10,580	8,848
Other accrued liabilities	28,308	25,484
Short-term borrowings	35,111	30,855
Current portion of long-term debt	8,281	6,995
Current portion of capital lease obligations	854	1,079

Total current liabilities	122,014	108,479
Other long-term liabilities	10,996	11,645
Long-term debt, less current portion	32,747	14,847
Long-term capital lease obligations, less current portion	773	1,358
Deferred taxes	17,360	15,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 1,600 issued and outstanding, liquidation preference of $87,500	16	16
Common stock, $0.01 par value, 125,000 shares authorized, 102,716 and 99,792 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	1,027	998
Additional paid-in capital	631,840	589,319
Deferred compensation	(1,518)	(351)
Accumulated deficit	(282,479)	(312,702)
Accumulated other comprehensive loss	(4,305)	(3,822)

Total stockholders' equity	344,581	273,458

	$528,471	$425,600

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Product Sales	$90,600	$71,796	$265,737	$212,805
Costs and expenses:
Cost of sales	46,244	39,340	139,857	119,037
Research and development	5,151	3,539	13,617	12,455
Selling, general and administrative	13,300	15,203	42,226	37,346
Non-cash compensation	704	—	1,433	2,579
In-process research and development	21,700	—	21,700	—
Impairment of assets	—	—	3,462	—
Amortization	1,585	1,481	4,469	4,461
Interest and other, net	798	797	1,199	4,753

Total costs and expenses	89,482	60,360	227,963	180,631
Income before income taxes	1,118	11,436	37,774	32,174
Provision for income taxes	(2,611)	(1,389)	(7,551)	(5,030)

Income (loss) before cumulative effect of change in accounting principle	(1,493)	10,047	30,223	27,144
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(2,854)

Net income (loss)	(1,493)	10,047	30,223	24,290
Dividends on preferred stock	(1,504)	(1,504)	(4,496)	(4,496)

Net income (loss) applicable to common shares	(2,997)	8,543	25,727	19,794
Comprehensive income (loss):
Unrealized gain (loss) on short-term investments	171	(16)	251	(28)
Foreign currency translation	1,537	(1,635)	(734)	(2,555)

Comprehensive net income (loss)	$(1,289)	$6,892	$25,244	$17,211

Net income (loss) per share — basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$0.09	$0.25	$0.24
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share	$(0.03)	$0.09	$0.25	$0.21

Net income (loss) per share — diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.03)	$0.08	$0.24	$0.23
Cumulative effect of change in accounting principle	—	—	—	(0.03)

Net income (loss) per share	$(0.03)	$0.08	$0.24	$0.20

Shares used in calculating per share amounts
- Basic	102,643	96,655	101,080	93,648
- Diluted	102,643	101,732	105,717	101,167

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$30,223	$24,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,274	9,669
Amortization	4,469	4,461
Loss on disposal of property and equipment, net	32	72
Amortization of deferred compensation	209	119
Non-cash compensation	1,433	2,579
In process research & development	21,700	—
Impairment of assets	3,462	—
Deferred income tax	(714)	(427)
Inventory purchase price allocation adjustments	686	450
Change in operating assets and liabilities:
Accounts receivable	10,468	(9,718)
Inventories	(10,463)	(7,543)
Other current and noncurrent assets	(5,299)	(1,505)
Accounts payable and other current liabilities	6,237	2,718

Net cash provided by operating activities	72,717	25,165
Cash flows from investing activities:
Proceeds from sale of short-term investments	57,598	—
Purchase of short-term investments	(65,651)	—
Purchases of property and equipment	(27,564)	(22,016)
Proceeds from sale of property	28	119
Acquisition, net of cash acquired	(545)	—
Other noncurrent assets	9	43

Net cash used in investing activities	(36,125)	(21,854)
Cash flows from financing activities:
Payments of cash dividends on preferred stock	(4,496)	(4,496)
Issuance of common stock and warrants, net	6,562	11,595
Change in short-term borrowings	(2,475)	1,675
Issuance of long-term debt and capital lease obligations, net	2,283	3,413
Principal payments on long-term debt and capital lease obligations	(6,199)	(6,144)

Net cash (used in) provided by financing activities	(4,325)	6,043
Effect of exchange rate changes on cash	186	(988)

Increase in cash and cash equivalents	32,453	8,366
Cash and cash equivalents at beginning of period	23,054	47,506

Cash and cash equivalents at end of period	$55,507	$55,872

Supplemental schedule of non-cash investing and financing activities:
Common stock issued to settle covertible debt	$—	$17,943
Fair value of assets acquired, net of cash	68,098	—
Liabilities assumed	(30,209)	—

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1. Organization and Principles of Consolidation

  Organization

    SICOR Inc. ("SICOR") is a specialty pharmaceutical company with operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

  Principles of Consolidation

    The consolidated financial statements include the accounts of SICOR and its subsidiary companies, all of which are wholly owned. Affiliated companies in which SICOR does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The five wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gatio Investments B.V., Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). Additionally, SICOR has an approximately 20% equity interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development subsidiary. All significant intercompany accounts and transactions have been eliminated.

    In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

    The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR's Form 10-K, as amended, for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

  Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired, in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We will apply SFAS No. 141 for acquisitions consummated after June 30, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.3 million per year through February 2027. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

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

3. Change in Accounting Principle

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which required implementation in the fourth quarter of 2000. As a result, SICOR commenced a review of its revenue recognition policies for conformity with SAB No. 101. SICOR believes its previously existing revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. SICOR's previous accounting policy was to recognize as revenue such cash payments that were nonrefundable or where the probability of refund was remote. SAB No. 101 required SICOR to change its accounting method for recognizing revenue for several contracts, resulting in a cumulative change in accounting principle charge of approximately $2.9 million, net of tax. The cumulative effect of this change in accounting principle was retroactively recorded as of January 1, 2000, reducing previously reported earnings per share in the first quarter of 2000 by $0.03 on a fully diluted basis. In addition, SICOR recognized $2.0 million in revenue from these contracts during the year 2000, increasing previously reported earnings per share by $0.01 in the first quarter and $0.01 in the second quarter that year.

4. Non-Cash Compensation

    Effective May 1, 2001, Marvin Samson, a director of SICOR entered into a three-year consulting agreement with SICOR. Compensation to be paid under the agreement included a consulting fee and options to purchase 250,000 shares of SICOR common stock, of which 125,000 options vested immediately. The remaining 125,000 options granted under the consulting agreement were to vest in equal annual amounts at the end of each of the next three years. On September 9, 2001, Mr. Samson was elected President and Chief Executive Officer of SICOR. As a result of Mr. Samson becoming an employee, the accounting for his stock options granted to him as a consultant changed. On September 9, 2001, SICOR recorded non-cash compensation expense of $0.7 million to reflect the balance of Mr. Samson's compensation as a consultant and $1.2 million of deferred compensation, which will be amortized ratably to compensation expense through April 30, 2004.

    In September 1997, SICOR's stockholders approved the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, Donald E. Panoz, SICOR's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, SICOR recorded approximately $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. An additional incentive compensation expense of $1.0 million relating to Mr. Panoz was also recorded in the first quarter of 2000, upon SICOR having reached a market capitalization of $1.0 billion in accordance with the terms of an agreement between SICOR and Mr. Panoz. Payments will be made through the issuance of SICOR common stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income applicable to common shares	$(2,997)	$8,543	$25,727	$19,794
Interest expense on subordinated convertible notes prior to conversion on May 1, 2000	—	—	—	394

Diluted numerator	$(2,997)	$8,543	$25,727	$20,188

Denominator:
Weighted average common shares — basic	102,643	96,655	101,080	93,648
Net effect of dilutive securites:
Stock options	—	2,260	2,930	2,448
Warrants	—	2,715	1,282	2,632
Shares issuable in connection with convertible notes prior to conversion on May 1, 2000	—	—	—	2,337
Other	—	102	425	102

Weighted average common shares — diluted	102,643	101,732	105,717	101,167

Earnings per share — basic	$(0.03)	$0.09	$0.25	$0.21
Earnings per share — diluted	$(0.03)	$0.08	$0.24	$0.20

    Dilutive securities were excluded from weighted-average common shares for the three months ended September 30, 2001 as their effect would have been anti-dilutive to the third quarter earnings per share.

6. Inventories

    Inventories at September 30, 2001 and December 31, 2000 consisted of (in thousands):

	September 30, 2001	December 31, 2000
Raw Materials	$30,133	$24,560
Work-in-process	14,503	11,407
Finished goods	26,392	18,592

	71,028	54,559
Less reserves	(7,142)	(6,093)

	$63,886	$48,466

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

8. Acquisition

    On July 25, 2001, SICOR acquired all outstanding stock of Gatio Investments B.V. ("Gatio"), a holding company which is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1.5 million shares of SICOR common stock. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon alpha-2b in Belarus, Korea, Latvia, Lithuania, Pakistan, Russia and the Ukraine, and a human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of operations have been included in the SICOR's consolidated statements of operations and comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

    In connection with these transactions, SICOR conducted independent valuations of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The total purchase price of $38.4 million was allocated as follows (in thousands):

Net liabilities in excess of assets	$(2,288)
Developed technology	8,600
In-process research and development	21,700
Deferred income tax	(2,738)
Goodwill	13,160

$38,434

    The related purchased in-process research and development, which totaled $21.7 million and was expensed, represents the present value of the estimated after-tax cash flows expected to be generated by the portion of purchased technology, that at the acquisition date had not yet reached technological feasibility. The cash flow projections for the revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Biotechna and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

    Developed technology, which at the acquisition date had reached technological feasibility, will be amortized on a straight-line basis over ten years. The excess of the purchase price over the fair value of identified assets and liabilities was recorded as goodwill, and is not being amortized but will be subject to an annual impairment test.

9. Segment and Geographic Information

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. SICOR operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. SICOR evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The four main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, Genchem Pharma, Gensia Development Corporation, and Rakepoll Holding B.V.; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa S.p.A.; (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (iv) Lithuania: Biotechna U.A.B., and Gatio Investments B.V. Intergeographic sales are accounted for at prices that approximate arm's length transactions.

    Additional information regarding business geographic areas for the three and nine months ended September 30, 2001 and 2000, respectively, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Product sales to unaffiliated customers:
United States	$56,063	$38,760	$154,806	$109,722
Italy	16,638	16,928	59,145	51,880
Mexico	17,235	16,108	51,122	51,203
Lithuania	664	—	664	—

	$90,600	$71,796	$265,737	$212,805

Intergeographic sales:
United States	$750	$199	$1,233	$(48)
Italy	3,181	3,763	8,988	9,080
Mexico	84	233	207	1,453
Lithuania	—	—	—	—

	$4,015	$4,195	$10,428	$10,485

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Income (loss) before income taxes:
United States	$(3,781)	$6,888	$30,470	$19,948
Italy	3,678	1,379	3,246	1,658
Mexico	634	3,145	3,800	11,394
Lithuania	(1,090)	—	(1,090)	—
Eliminations and adjustments	1,677	24	1,348	(826)

	$1,118	$11,436	$37,774	$32,174

	September 30, 2001	December 31, 2000
	(Unaudited)
Total assets:
United States	$430,117	$390,166
Italy	123,320	121,811
Mexico	85,434	79,267
Lithuania	27,877	—
Eliminations and adjustments	(138,277)	(165,644)

	$528,471	$425,600

    SICOR's product sales to Baxter Healthcare Corporation ("Baxter"), a marketing partner for several products sold in the United States, for the three months ended September 30, 2001 and 2000, accounted for 35% and 34% of product sales to unaffiliated customers, respectively. For the nine months ended September 30, 2001 and 2000, SICOR's product sales to Baxter accounted for 34% and 33%, respectively, of product sales to unaffiliated customers.

10. Contingencies

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

11. Subsequent Event

    Pursuant to a Purchase Agreement dated October 10, 2001 among the Company, Rakepoll Finance N.V. (the "Selling Stockholder") and Merrill Lynch & Co., CIBC World Markets Corp. and SG Cowen Securities Corporation, as Representatives of the several Underwriters, the Company and the Selling Stockholder sold to such Underwriters on October 16, 2001 23.0 million shares of the Company's Common Stock, including 3.0 million shares pursuant to the exercise in full of the Underwriters' over-allotment option. Of the 23.0 million shares, 11.5 million were sold by the Company and 11.5 million by the Selling Stockholder. The Company realized net proceeds from the offering of $203.7 million after an underwriting discount of approximately $9.0 million.

SICOR Inc.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    Some of the information in this Form 10-Q contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933. These statements are only predictions and you should not unduly rely on them. Our actual results could differ materially from those anticipated in these forward-looking statements made or incorporated by reference in this Form 10-Q as a result of a number of factors, including the risks faced by us described below and elsewhere in this Form 10-Q, including risks and uncertainties in:

  •
  obtaining and maintaining regulatory approval;

  •
  market acceptance of and continuing demand for our products;

  •
  the attainment of patent protection for any of these products;

  •
  the impact of competitive products, pricing and reimbursement policies;

  •
  our ability to obtain additional financing to support our operations;

  •
  the continuation of our corporate collaborations; and

  •
  changing market conditions and other risks detailed below.

    We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

    You should read and interpret any forward-looking statements together with the following documents:

  •
  our recent Prospectus on Form 424B4 dated October 10, 2001, contained in our registration statement on Form S-3;

  •
  our most recent Annual Report on Form 10-K, as amended;

  •
  our recent Quarterly Reports on Form 10-Q;

  •
  our other filings with the SEC.

    Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

    We are a vertically integrated, multinational pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals.

    We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Mexico and, as a result of our recently acquired biopharmaceuticals operations, Lithuania, which we completed in July 2001. Accordingly, our operating results through September 30, 2001 include amounts related to our Lithuanian operations from July 25, 2001, the acquisition date. Our operations in the United States are devoted entirely to finished dosage injectable pharmaceutical products while our operations in Italy are devoted entirely to APIs. In Mexico, for the nine months ended September 30, 2001, approximately 69% of our revenues were derived from finished dosage injectable pharmaceutical products with the balance from the manufacture and sale of APIs. Our finished dosage injectable pharmaceuticals operations represented 68% of our total revenues and 95% of our total income before income taxes for the year ended December 31, 2000. Our API operations represented 32% of our total revenues and 5% of our total income before income taxes for the year ended December 31, 2000. For the three and nine months ended September 30, 2001, the units that correspond to the United States, Italy, Mexico, and Lithuania are further described in Note 9 "Segment and Geographic Information" in the Notes to the September 30, 2001 unaudited Consolidated Financial Statements.

    Our Revenues.  We generate most of our revenues from the sale of our finished dosage injectable pharmaceutical products, including revenue from contract manufacturing. We derive a substantial portion of our overall product sales from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on our overall business. We sell propofol in the United States through Baxter Healthcare Corporation, our exclusive marketing partner for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 35% and 34% of product sales for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, SICOR's product sales to Baxter accounted for 34% and 33% of product sales, respectively. A substantial portion of our product sales to Baxter are derived from the sale of propofol.

    Although our API revenues represented approximately one-third of our total product revenues in 2000, they only contributed approximately 5% to our total income before income taxes. Our API operations have considerably lower gross margins than our finished dosage pharmaceutical products operations. This is due, in part, to active competition from developing nations, such as China and India, who manufacture API products with very low cost structures.

    As a result of our recent acquisition of Biotechna on July 25, 2001, we currently generate revenues from the sale of two biopharmaceutical products, human growth hormone and interferon alpha-2b. We expect revenues from biopharmaceutical products to grow in the future as we commence the marketing of these products in Latin America and South America and later when patents on such products expire in Western Europe and the United States.

    As competition increases from other generic pharmaceutical manufacturers, our selling prices and related profit margins tend to decrease as these manufacturers gain regulatory approvals to market generic products and compete with lower prices. Thus, our future operating results are dependent on, among other factors, our ability to introduce new generic products before our competition.

    Our Costs and Expenses.  Cost of sales for the nine months ended September 30, 2001 was $139.9 million, which yielded a product gross margin of 47%, compared to cost of sales of $119.0 million for the same period in 2000, which yielded a product gross margin of 44%. Product cost of sales increased in proportion to growth in sales volume; however, product gross margins have been progressively increasing primarily as a result of sales of propofol and successfully introducing new products which generally carry higher margins than our more mature products.

    Research and development expenses for the for the nine months ended September 30, 2001 and 2000 were $13.6 million and $12.5 million, respectively. These nine-month variations are due, in part, to the timing of various research and development activities, which may be clustered in particular quarters. In the past, research and development expenses have represented, on average, 6% to 7% of total revenues. However, we expect our research and development expenses to increase as we pursue new product opportunities, especially those that may require clinical trials. From time to time, we may supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to enhance and complement our product development program.

    Selling, general and administrative expenses for the nine months ended September 30, 2001 and 2000 were $42.2 million (16% of product sales) and $37.3 million (18% of product sales), respectively. These expenses generally increase as we fund the launch of new products.

    Biotechna Acquisition.  On July 25, 2001, we acquired all of the outstanding stock of Gatio, a holding company, which is the sole owner of Biotechna, in exchange for 1.5 million shares of our common stock. Furthermore, on October 18, 2001, we issued warrants to purchase 150,000 shares of our common stock at $3.50 per share in connection with the purchase as described under "Certain Relationships and Related Party Transactions" in our recent Prospectus on Form 424B4 dated October 10, 2001. The transaction was accounted for using the purchase method, and as a result we recorded a charge of $21.7 million for in-process research and development. Additionally, we established $13.2 million of non-amortizable goodwill and $8.6 million of developed technology, the latter of which will result in amortization expense of $0.9 million per year over the next ten years.

    Dividends on Preferred Stock.  Dividends relate to our $3.75 convertible exchangeable preferred stock, $0.01 par value, issued in February 1993. We paid cash dividends on our preferred stock of $1.5 million in the third quarter of 2001 and 2000, and $4.5 million in the nine months of 2001 and 2000. In order to reduce our cash usage, our board of directors decided not to declare the preferred stock quarterly dividend payments for June, September and December 1995 and March and June 1996. We resumed payments of preferred stock dividends in September 1996. Through September 30, 2001, we have $7.5 million in undeclared cumulative preferred dividends.

    Change in Accounting Principle.  We recorded a charge of $2.9 million, net of tax, in the first quarter of 2000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB No. 101 issued by the SEC (see Note 3 "Change in Accounting Principle"). SAB No. 101 required us to change our accounting method for recognizing revenue for several contracts. As of September 30, 2001, our balance sheet included deferred revenue of approximately $1.1 million, which we plan to recognize as revenue on a ratable basis through 2009.

    Recently Issued Accounting Standards.  In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired, in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We have applied the new rules in accounting for our acquisition of Gatio, which was consummated after June 30, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.3 million per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

    Tax Loss Carryforwards and Tax Credits.  As of December 31, 2000, we had U.S. net operating loss carryforwards of $214.9 million, the estimated future tax benefit of which we are required to reflect on our balance sheet as a deferred tax asset. In accordance with accounting principles generally accepted in the United States, or GAAP, we are required to assess the likelihood of our ability to use our net operating loss carryforwards to offset future income taxes. Accordingly, as of December 31, 2000, our valuation allowance against deferred tax assets, including our U.S. operating loss carryforwards, was $110.9 million. In recognition of our profitable operations in the United States in 1999, 2000 and the first nine months of 2001, and in accordance with GAAP, in connection with the preparation of our December 31, 2001 financial statements, we will be evaluating the need to continue maintaining a valuation allowance against our deferred tax assets arising from our U.S. operating loss carryforward. If all or a portion of this valuation allowance is no longer deemed to be required, it would be reduced resulting in a potentially material income tax benefit in 2001, which would be recognized in the fourth quarter of 2001. As a result, beginning in 2002, we expect that our U.S. effective income tax rate will increase, approaching the statutory tax rate.

Results of Operations for the three months ended September 30, 2001 and 2000

    Earnings Summary.  Our net loss applicable to common shares was $3.0 million, or $0.03 per share on a diluted basis, in the third quarter ended September 30, 2001 compared to net income applicable to common shares of $8.5 million, or $0.08 per share on a diluted basis in the third quarter of 2000. We recorded a charge of $21.7 million in the third quarter of 2001, or $0.21 per share on a diluted basis, related to our acquisition of Biotechna. Excluding the $21.7 million charge for in-process research and development, our net earnings applicable to common shares would have been $18.7 million, or $0.17 per share on a diluted basis, in the third quarter ended September 30, 2001.

    Product Sales.  Overall product sales from our U.S., Italian, Mexican, and Lithuanian operations for the third quarter of 2001 increased 26% to $90.6 million from $71.8 million relative to the same period in 2000. Our product sales increased $17.3 million, $1.1 million, and $0.7 million at our U.S., Mexican, and Lithuanian operations, respectively, and decreased by $0.3 million at our Italian operations.

    For the three months ended September 30, 2001, product sales by our U.S. operations were $56.1 million compared to $38.8 million for the same period in 2000. The 45% increase in product sales was due to increased sales volume of previously introduced products, particularly propofol, new product releases and higher contract manufacturing revenue. The increase in product sales of propofol for the three months ended September 30, 2001 relative to the same period in 2000 reflects a combination of increased market penetration and growth of the overall propofol market. Baxter's estimated market share of total propofol sales in the United States as of the third quarter of 2001 is approximately 45%, and has not increased substantially from 44% in the fourth quarter of 2000.

    For the three months ended September 30, 2001, product sales by our Italian operations were $16.6 million compared to $16.9 million for the same period in 2000. The 2% decrease in product sales for the three-month period was mainly due to lower sales volumes of certain bulk fermentation products, partially offset by higher sales of previously introduced API products.

    For the three months ended September 30, 2001, product sales by our Mexican operations were $17.2 million as compared to $16.1 million for the same period in 2000. The 7% increase is primarily attributable to higher sales volumes of megestrol, and was partially offset by a reduction in the volume of finished dosage product sales to the Mexican government. Future contracts with the Mexican government are subject to renewal on an annual basis each October through product bids for the following calendar year. At times, the government may elect to supplement its annual product bid cycle with smaller intra-year bids to address temporary inventory shortages. During election transition years, as was the case in 2000 to 2001, the government renews product bids on a semi-annual basis during October and April. Beginning in 2000, we initiated an effort to expand our private sector sales force in order to reduce our dependence on government sales.

    For the three months ended September 30, 2001, product sales by our recently acquired Lithuanian operations were $0.7 million. Our Lithuanian operations were acquired on July 25, 2001. Product sales consisted of human growth hormone and interferon alpha-2b.

    Costs and Expenses.  Cost of sales for the three months ended September 30, 2001 was $46.2 million which yielded a product gross margin of 49%, compared to a cost of sales of $39.3 million for the same period in 2000, which yielded a product gross margin of 45%. The increase in the gross margin percentage was due primarily to increased sales of propofol and other new products, and reduced per-unit overhead costs due to increased manufacturing volumes.

    Research and development expenses for the three months ended September 30, 2001 were $5.2 million compared to $3.5 million for the same period in 2000. The 46% increase in research and development expenses primarily reflects our investment in the biotechnology business in Lithuania and Mexico.

    Selling, general and administrative expenses for the three months ended September 30, 2001 were $13.3 million (15% of product sales) compared to $15.2 million (21% of product sales) for the same period in 2000. The decrease is due mainly to the accrual of $2.5 million in the prior year period for our estimate of costs to be incurred in connection with the defense of an ongoing investigation by the U.S. Department of Justice, the U.S. Department of Health and Human Services, and certain state agencies. See Note 10 "Contingencies" in the Notes to the Consolidated Financial Statements.

    We recognized a non-cash compensation expense of $0.7 million in the third quarter of 2001 for stock options issued in connection with a three-year consulting agreement we entered into with Marvin Samson during the second quarter of this year. On September 9, 2001, Mr. Samson was elected President and Chief Executive Officer, therefore becoming an employee. As a result, we recognized a non-cash compensation expense of $1.4 million through September 9, 2001 relating to options granted to Mr. Samson while he was a consultant. In addition, we recorded $1.2 million of deferred compensation as of September 9, 2001, which we will amortize ratably to compensation expense through April 30, 2004 to reflect the appropriate treatment of Mr. Samson's options while he is an employee.

    Net interest and other expenses for the three months ended September 30, 2001 and 2000 were $0.8 million. Increased interest income earned on higher cash balances, combined with a reduction in interest expense, substantially offset an increase in foreign exchange losses and other expenses in the current-year quarter relative to the same period in the prior year.

    Income Tax Expense.  Our income tax expense for the three months ended September 30, 2001 was $2.6 million (234% of pre-tax income) compared to $1.4 million (12% of pre-tax income) for the same period in 2000. The increase in our income tax rate is due to a non-deductible charge for in-process research and development, which effectively lowered pre-tax income. Excluding the in-process research and development charge, our income tax rate would have been 11% in the third quarter of 2001, which reflected the proportionately higher earnings from our U.S. operations, where taxable earnings were substantially offset by our U.S. net operating loss carryforward. As of December 31, 2000, our valuation allowance against deferred tax assets, including our U.S. operating loss carryforward, was $110.9 million. As our operations achieve greater profitability and our taxable earnings increase, our U.S. net operating loss carryforward available for offset will continue to be reduced. To the extent that our U.S. net operating loss is either fully used or does not have a full valuation allowance recorded, the higher U.S. taxable earnings will contribute to a higher consolidated effective tax rate in later years. Beginning in 2002, we expect that our U.S. effective income tax rate will increase and approach the statutory tax rate.

Results of Operations for the nine months ended September 30, 2001 and 2000

    Earnings Summary.  For the nine months ended September 30, 2001, net income applicable to common shares was $25.7 million, or $0.24 per common share on a diluted basis, compared to $19.8 million, or $0.20 per common share on a diluted basis, in the same period in 2000. In the third quarter of 2001, we recorded a charge of $21.7 million, or $0.21 per share on a diluted basis for in-process research and development, related to our acquisition of Biotechna. Excluding the $21.7 million charge for in-process research and development, our net earnings applicable to common shares would have been $47.4 million, or $0.45 per share on a diluted basis, for the nine months ended September 30, 2001. During 2000, we recorded a charge for the cumulative effect of a change in accounting principle of $2.9 million, net of taxes, or $0.03 per share on a diluted basis, as a result of the required adoption of SAB No. 101, related to up-front milestone payments recorded in income during 1998 and 1999.

    Product Sales.  Overall product sales from our U.S., Italian, Mexican, and Lithuanian operations for the nine months ended September 30, 2001 increased 25% to $265.7 million from $212.8 million relative to the same period in 2000. Product sales increased by $45.1 million, $7.3 million, and $0.7 million at our U.S., Italian, and Lithuanian operations, respectively, offset by a decrease of $81 thousand in product sales from our Mexican operations. Our Lithuanian operations were acquired on July 25, 2001, and are not reflected in the prior-year period.

    For the nine months ended September 30, 2001, product sales by our U.S. operations were $154.8 million compared to $109.7 million for the same period in 2000. The 41% increase in product sales for the nine-month period was due to increased sales volume of previously introduced products, particularly propofol, new product releases and higher contract manufacturing revenue. The increase in product sales of propofol for the nine months ended September 30, 2001 relative to the same period in 2000 reflects a combination of increased market penetration and growth of the overall propofol market. Baxter's estimated market share of total propofol sales in the United States as of the third quarter of 2001 is approximately 45%, and has not increased substantially from 44% in the fourth quarter of 2000.

    For the nine months ended September 30, 2001, product sales by our Italian operations were $59.1 million compared to $51.9 million for the same period in 2000. The 14% increase in product sales for the nine-month period was mainly due to higher sales volumes of previously introduced API products and the market introduction of anthracyclines, manufactured at our new Santhià, Italy facility. Partially offsetting the increase were lower sales volumes of certain bulk fermentation products.

    For the nine months ended September 30, 2001, product sales by our Mexican operations were $51.1 million as compared to $51.2 million for the same period in 2000. The slight change reflected a reduction in the volume of finished dosage product sales to the Mexican government offset by higher sales of megestrol. Future contracts with the Mexican government are subject to renewal on an annual basis each October through product bids for the following calendar year. At times, the government may elect to supplement its annual product bid cycle with smaller intra-year bids to address temporary inventory shortages. During election transition years, as was the case in 2000 to 2001, the government renews product bids on a semi-annual basis during October and April. Beginning in 2000, we initiated an effort to expand our private sector sales force in order to reduce our dependence on government sales.

    For the nine months ended September 30, 2001, product sales by our recently acquired Lithuanian operations were $0.7 million. Our Lithuanian operations were acquired on July 25, 2001. Product sales consisted of human growth hormone and interferon alpha-2b.

    Costs and Expenses.  Cost of sales for the nine months ended September 30, 2001 was $139.9 million which yielded a product gross margin of 47%, compared to a cost of sales of $119.0 million for the same period in 2000, which yielded a product gross margin of 44%. The increase in gross margin percentage was due primarily to increased sales of propofol and other new products and reduced per-unit overhead costs due to increased manufacturing volumes.

    Research and development expenses for the nine months ended September 30, 2001 were $13.6 million compared to $12.5 million for the same period in 2000. The 9% increase in research and development expenses for the nine-month period primarily reflects our investment in the biotechnology business in Lithuania and Mexico. The previous year period includes a $1.3 million charge for technology acquisition recorded in the second quarter of 2000.

    Selling, general and administrative expenses for the nine months ended September 30, 2001 were $42.2 million (16% of product sales) compared to $37.3 million (18% of product sales) for the same period in 2000. The increase in dollars is due primarily to higher legal fees associated with new product development, higher selling expenses due to growth in product sales, and higher administrative costs. Partially offsetting the increase was a smaller accrual in the current year relative to the prior year for our estimate of costs to be incurred in connection with the defense of an ongoing investigation by the U.S. Department of Justice, the U.S. Department of Health and Human Services, and certain state agencies. We accrued $2.5 million in the third quarter of 2000, which we increased by $1.5 million in the first quarter of 2001. See Note 10 "Contingencies" in the Notes to the Consolidated Financial Statements.

    We recognized a non-cash compensation expense of $1.4 million through the third quarter of 2001 for stock options issued in connection with a three-year consulting agreement we entered into with Marvin Samson during the second quarter of this year. On September 9, 2001, Mr. Samson was elected President and Chief Executive Officer. As a result, we recognized a non-cash compensation expense of $1.4 million through September 9, 2001 relating to options granted to Mr. Samson while he was a consultant. In addition, we recorded $1.2 million of deferred compensation as of September 9, 2001, which we will amortize ratably to compensation expense through April 30, 2004 to reflect the appropriate treatment of Mr. Samson's options while he is an employee. Additionally, during the first quarter of 2000, we recognized a non-cash compensation expense of $2.6 million for performance incentives earned by Donald E. Panoz under the terms of his agreement to serve as our Chairman of the Board.

    A special charge of $3.5 million for impairment of non-strategic assets and goodwill held by Diaspa, a business unit in Italy, was recorded in the first quarter of 2001 following an impairment review.

    For the nine months ended September 30, 2001, net interest and other expenses decreased to $1.2 million from $4.8 million of net expense for the same period in 2000. The reduction in net expense was primarily due to increased interest income earned on higher cash balances, reduced interest expense, and a reduction in foreign exchange losses and other expenses.

    Income Tax Expense.  Our income tax expense for the nine months ended September 30, 2001 was $7.6 million (20% of pre-tax income) compared to $5.0 million (16% of pre-tax income) for the same period in 2000. The increase in our income tax rate is due mainly to a non-deductible charge for in-process research and development, which effectively lowered pre-tax income. Excluding the in-process research and development charge, our income tax rate would have been 13% for the nine months of 2001, which reflected proportionately higher earnings from our U.S. operations, where taxable earnings were substantially offset by our U.S. net operating loss carryforward. As of December 31, 2000, our valuation allowance against deferred tax assets, including our U.S. operating loss carryforward, was $110.9 million. As our operations achieve greater profitability and our taxable earnings increase, our U.S. net operating loss carryforward available for offset will continue to be reduced. To the extent that our U.S. net operating loss is either fully used or does not have a full valuation allowance recorded, the higher U.S. taxable earnings will contribute to a higher consolidated effective tax rate in later years. Beginning in 2002, we expect that our U.S. effective income tax rate will increase and approach the statutory tax rate.

Liquidity and Capital Resources

    As of September 30, 2001, we had cash and short-term investments of $103.5 million and working capital of $114.7 million, compared to $62.7 million and $79.2 million, respectively, as of December 31, 2000.

    Net cash of $72.7 million was provided by operating activities during the nine months ended September 30, 2001, compared to $25.2 million for the same period in 2000. The increase in cash provided by operating activities mainly reflects improved operating earnings (which does not reflect the write-off of $21.7 million for acquired in-process research and development for cash flow purposes) and a decrease in accounts receivable partially offset by an increase in inventories primarily in the U.S. The decrease in accounts receivable reflects mainly collections from Baxter in the U.S and the increase in inventory reflects our business growth at our U.S. operations.

    We used $27.6 million for investing in property and equipment during the nine months ended September 30, 2001, as compared to $22.0 million during the same period of the prior year. The increase is due primarily to the development of our new biotechnology finished dosage production facility in Mexico, which we expect to complete in the first half of 2002.

    On July 25, 2001, we acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna, in exchange for 1.5 million shares of our common stock. The transaction was accounted for under the purchase accounting method. Over the next 18 months, we expect to fund approximately $15.0 to $18.0 million of cash requirements on a combined basis to both companies. This cash will be used mainly to fund development costs and registration requirements for selling interferon alpha-2b in new markets, along with several other key biotechnology products and technology license agreements.

    Net cash of $4.3 million was used by financing activities during the during the nine months ended September 30, 2001, as compared to $6.0 million provided during the same period of the prior year. The net use of cash mainly reflects the payment of $4.5 million in cash dividends to our preferred stockholders and the net payment of $3.9 million in long-term debt and capital lease obligations offset by proceeds of $6.6 million from the exercise of stock options and warrants. We do not anticipate paying cash dividends on our common stock in the future, but expect to retain earnings for the future development of our businesses.

    We expect to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on worldwide product development and marketing activities during 2001 is approximately $45.0 million. Management also plans to invest approximately $40.0 million through the end of 2001 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flows from operations and obtaining new lease agreements.

    We expect that our operating cash flows, combined with our current cash and short-term investments at September 30, 2001 of $103.5 million, will enable us to maintain and grow our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading fully-integrated provider of specialty pharmaceutical products and services, our management and Board of Directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs.

    On October 16, 2001, we sold 11.5 million shares of common stock, par value $.01 per share, We realized net proceeds from the offering of $203.7 million after an underwriting discount of approximately $9.0 million.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risk with respect to our debt outstanding and foreign currency transactions. Most of our long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, we will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. In recent years, there have not been significant fluctuations in the prime or other indicative base rates. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts. Due to our international operations, certain transactions are conducted in foreign currencies. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Lira call options on a monthly basis to strike at a rate equal to or above the budgeted exchange rate.

    In September 2000, Sicor S.p.A. entered into twelve monthly U.S. $1.75 million U.S. Dollar put/Lira call options at a strike price of 2,100 Lira per U.S. $1.00, exercisable at the end of each month starting in January 2001. The cost of each call option is expensed as it becomes exercisable, and any resulting gain is recognized as a foreign exchange gain. As of September 30, 2001, only the January 2001 option had been exercised.

RISK FACTORS

    You should carefully consider the following risks, together with all of the other information included or incorporated by reference in this Form 10-Q, before making an investment decision. If any of the following risks occurs, our business, financial condition, operating results and prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

We currently derive a large percentage of our sales from one product, propofol. If sales of propofol decrease, our results of operations may be adversely affected.

    In 1999, we began to market the first generic formulation of propofol in the United States, which is currently the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 21% and 33% of our consolidated revenues during 1999 and 2000, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or non-propofol injectable general anesthetics, may have a material adverse effect on us. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

    In March 1999, we amended our sales and distribution agreement with Baxter Pharmaceutical Products Inc., now Baxter Healthcare Corporation, to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States and the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, the agreement with Baxter may be terminated by either party upon two years' prior notice. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our revenues will not meet our expectations and our business will be harmed.

In order to remain profitable and continue to grow and develop our business, we are dependent on successful product development and commercialization of newly developed products. If we are unable to successfully develop or commercialize new products, our operating results will suffer.

    Our future results of operations depend to a significant extent on our ability to successfully develop and commercialize new generic versions of branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and must meet regulatory standards and receive requisite regulatory approvals. Products currently in development by us may or may not receive the regulatory approvals necessary for marketing. If any of our products, if and when acquired or developed and approved, cannot be successfully commercialized in a timely manner, our operating results could be adversely affected. Delays or unanticipated costs in any part of the process or our failure to obtain regulatory approval for our products, including failure to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect us.

    Our overall profitability also depends on our ability to introduce, on a timely basis, new generic products for which we are either the first to market, or among the first to market, or can otherwise gain significant market share. The first generic equivalent on the market is generally able to capture a significant share of the market for that product. Our ability to achieve substantial market share is dependent upon, among other things, the timing of regulatory approval of these products and the number and timing of regulatory approvals of competing products. Inasmuch as this timing is not within our control, we may not be able to introduce new generics on a timely basis, if at all, and we may not be able to achieve substantial market share from the sale of new products.

Future inability to obtain raw materials from suppliers could seriously affect our operations.

    While we attempt to use our own APIs when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and many of our raw materials are available only from foreign sources. In addition, our operations use sole sources of supply for a number of raw materials used in the manufacture of our products and packaging components. Any curtailment in the availability of these raw materials could be accompanied by production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Furthermore, our arrangements with foreign raw materials suppliers are subject to, among other things, customs and other government clearances, duties and regulation by the countries of origin, in addition to the regulatory approval of the agencies responsible for certifying the API manufacturing facilities and regulating the sale of finished dosage pharmaceutical products, such as the FDA, the EMEA and the United Kingdom Medicines Control Agency, or MCA. Any significant interruption of our supply could have a material adverse effect on us.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling our products.

    There has been substantial litigation in the pharmaceutical industry with respect to the manufacture, use and sale of new generic products. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. We have been required in the past, and expect to be required in the future, to defend against charges relating to the alleged infringement of patent or other proprietary rights of third parties. Litigation may:

  •
  require us to incur substantial expense, even if we are insured or are successful in the litigation;

  •
  require us to divert significant time and effort of our technical and management personnel;

  •
  result in the loss of our rights to develop or make certain products; or

  •
  require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties.

    Although patent and intellectual property disputes within the pharmaceutical industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. These arrangements may be investigated by U.S. regulatory agencies and, if improper, may be invalidated. Furthermore, we cannot be certain that the required licenses would be made available to us on acceptable terms. Accordingly, an adverse finding in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling some of our products or increase our marketing costs.

    In addition, when seeking regulatory approval for our products, we are required to certify to the FDA that these products do not infringe upon third party patent rights, or that such patent rights are invalid. Filing a certification against a patent gives the patent holder the right to bring a patent infringement lawsuit against us. These suits are regularly instituted by brand name pharmaceutical companies, and we expect brand name companies to continue these tactics since it is a very cost effective way to delay generic competition. A lawsuit may delay regulatory approval by the FDA until the earlier of the resolution of the claim or 30 months from the patent holder's receipt of notice of certification. A claim of infringement and the resulting delay could result in additional expenses and even prevent us from manufacturing and selling some of our products.

We depend on our ability to protect our intellectual property and proprietary rights, and we cannot be certain of their confidentiality and protection.

    Our ability to successfully market certain proprietary formulations of generic products, such as propofol, may depend, in part, on our ability to protect and defend our intellectual property rights. If we fail to protect our intellectual property adequately, competitors may manufacture and market products similar to ours. A patent covering our formulation of propofol has been issued to us, and we have filed, or expect to file, patent applications seeking to protect newly developed technologies and products in various countries, including the United States. Some patent applications in the United States are maintained in secrecy until the patent is issued. Since the publication of discoveries tends to follow their actual discovery by several months, we cannot be certain that we were the first to invent or file patent applications on any of our discoveries. We cannot be certain that patents will be issued to us with respect to any of our patent applications or that any existing or future patents that will be issued or licensed by us will provide competitive advantages for our products or will not be challenged, invalidated or circumvented by our competitors. Furthermore, our patent rights may not prevent our competitors from developing, using or commercializing products that are similar or functionally equivalent to our products.

    We also rely on trade secrets, unpatented know-how and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors. We cannot assure you that these agreements will not be breached. We also cannot be certain that there will be adequate remedies available to us in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be sure that our trade secrets and proprietary technology will not otherwise become known or be independently discovered by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products.

Failure to comply with governmental regulation could harm our business.

    We are subject to extensive, complex, costly and evolving regulation by the governments of the countries in which we operate. In the United States, that regulation is carried out by the federal government, principally the FDA, and to a lesser extent by state governmental agencies. The Federal Food, Drug and Cosmetic Act and other federal statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products in the United States, and comparable regulations govern our operations in other countries in which we do business.

    Our facilities, manufacturing procedures and operations and the procedures we use in testing our products are also subject to regulation by the FDA and other authorities, who conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with the FDA's current Good Manufacturing Practices regulations, or cGMP, and other FDA regulations. Following these inspections, the FDA may issue notices on Form 483, listing conditions that the FDA inspectors believe may violate cGMP or other FDA regulations, and warning letters that could cause us to modify certain activities identified during the inspection.

    Failure to comply with FDA or other U.S. governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA's review of our ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Some of our vendors are subject to similar regulations and periodic inspections.

    In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulation by the EMEA and MCA. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by that particular country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in those countries of any drug we develop.

    Under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Hatch/Waxman Act, we are required to file ANDAs for our generic products with the FDA. An ANDA does not require the extensive animal and human studies of safety and effectiveness before we can manufacture and market such products that are normally required to be included in a new drug application, or an NDA. However, there can be no assurance that any of our ANDAs will be approved, and delays in the review process or failure to obtain approval of our ANDAs could have a material adverse effect on us.

    The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. Moreover, if we obtain regulatory agency approval for a drug, it may be limited regarding the indicated uses for which the drug may be marketed which could limit our potential market for the drug. The discovery of previously unknown problems with any of our drugs could result in restrictions on a drug including withdrawal of the drug from the market.

    It is impossible for us to predict the extent to which our operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

We are increasing our efforts to develop new proprietary pharmaceutical products, but we can give no assurance that any of these efforts will be commercially successful.

    Our principal business has traditionally focused on the development, manufacture and marketing of generic equivalents of pharmaceutical products first introduced by third parties. However, we have recently commenced efforts to develop new proprietary products. Expanding our focus beyond generic products and broadening our portfolio of product offerings to include proprietary product candidates may require additional internal expertise or external collaboration in areas in which we currently do not have substantial resources and personnel. We may have to enter into collaborative arrangements with other parties that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue independently. We cannot assure you that we will be able to acquire the necessary expertise or enter into collaborative arrangements on acceptable terms, if at all, to develop and market proprietary product candidates.

    In addition, only a small minority of all new proprietary research and development programs ultimately results in commercially successful products. It is not possible to predict whether any of our programs will succeed until it actually produces a drug that is commercially marketed for a significant period of time. As a result, we could spend a significant amount of funds and effort without material benefits.

    In order to obtain regulatory approvals for the commercial sale of proprietary product candidates, we may be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our products. We have limited experience in conducting clinical trials in new product areas. In addition, a clinical trial may fail for a number of reasons, including:

  •
  failure to enroll a sufficient number of patients meeting eligibility criteria;

  •
  failure of the product candidate to demonstrate safety and efficacy;

  •
  the development of serious and possibly life threatening adverse effects including, for example, side effects caused by or connected with exposure to the product candidate; and

  •
  the failure of clinical investigators, trial monitors and other consultants or trial subjects to comply with the trial plan or protocol.

The current investigation by U.S. authorities into the pricing practices of companies in the pharmaceutical industry may have an adverse impact on us.

    Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. We have supplied, and are continuing to supply, documents in connection with these investigations and have had discussions with representatives of the federal and state governments. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

    In 2000, 47% of our total revenues were derived from our operations outside the United States, and 34% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

    In 2000, 23% of our total revenues were derived from our Mexican operations, and 13% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. During 2000, the National Action Party won the presidential election. Although the National Action Party is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

In 2000, the government of Mexico accounted for 11% of our total sales. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

    In 2000, the government of Mexico accounted for 11.0% of our total sales, as compared to 11.1% and 14.0% in 1999 and 1998, respectively. For the nine months ended September 30, 2001, the government of Mexico accounted for 9.6% of our consolidated sales. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.

We may pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

    We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions,

strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material adverse effect on our results of operations for particular quarterly or annual periods and could possibly have an adverse impact upon the market price of our common stock. For example, we incurred a one-time non-cash charge to our third quarter earnings for the write-off of in-process research and development in connection with our acquisition of Biotechna.

    On June 29, 2001, the Financial Accounting Standards Board, or the FASB, approved two statements on business combinations and intangible assets, the result of which is to mandate the use of the purchase method of accounting for all business combinations commenced after June 30, 2001, thereby prohibiting further use of the pooling-of-interests accounting method. In addition, the FASB has adopted an annual impairment test, rather than amortization, to account for goodwill. Under the FASB's new statements, goodwill amortization expense is eliminated in future periods; however, if the fair value of our goodwill is determined at some future date to be less than its recorded value, a charge to earnings would be required. Such a charge may be in an amount that is material to our results of operations and net worth.

We may make acquisitions of businesses. Inherent in this practice is a risk that we may experience difficulty integrating the businesses or companies that we have acquired into our operations, which would be disruptive to our management and operations.

    The merger of two companies involves the integration of two businesses that have previously operated independently. Difficulties encountered in integrating two businesses could have a material adverse effect on the operating results or financial condition of the combined company's business. As a result of uncertainty following a merger and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we and our merger partner are not able to successfully blend our products and technologies to create the advantages the merger is intended to create, it may affect our results of operations, our ability to develop and introduce new products and the market price of our common stock. Furthermore, there may be overlap between our products or customers, and a merged company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

We face risks related to foreign currency exchange rates, which could adversely affect our operations and reported results.

    We have significant operations in several countries, including the United States, Italy, Mexico and Lithuania. In addition, we make purchases and sales in a large number of other countries. As a result, our business is subject to the risks and uncertainties of foreign currency fluctuations. To the extent that we incur expenses in one currency but earn revenue in another, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our foreign currency and receivables denominated in foreign currency are greater or less than our liabilities denominated in foreign currency, we have foreign exchange exposure. In response to this exposure, we have entered into hedging transactions designed to reduce our exposure to the risks associated with Italian Lira rate fluctuations, but those transactions cannot eliminate the risks entirely, and there can be no assurance that we will be able to enter into those transactions on economical terms, or at all, in the future.

We depend on key officers and qualified scientific and technical employees. The loss of key personnel could have a material adverse effect on us.

    We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. We do not have any employment agreements with any of our key executive officers, other than Frank C. Becker, our Executive Vice President and Chief Operating Officer, and we do not maintain key person life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Due to the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

We may suffer adverse effects due to the impact of electric energy blackouts and higher energy costs.

    Demand for electric power has exceeded supply in California periodically. To respond to this situation when it arises, the California Independent System Operator, or the ISO, which is responsible for purchasing electricity from electricity generating companies, may subject areas to rolling blackouts by shutting off power to selected areas. We are unable to predict when these blackouts might occur or how long they will last. We have purchased auxiliary power generators in the event that we may be subject to a rolling blackout. These generators can produce sufficient electricity for our key manufacturing lines, and can be operative within 30 seconds after losing power. As a result, we expect to be able to maintain a sterile environment in our key manufacturing operations in California. However, if our generators fail, our U.S. operations could be adversely impacted depending upon the frequency and duration of the blackouts.

In some circumstances, we may retroactively reduce the price of products which we have already sold. These price reductions may result in reduced revenues.

    In some circumstances including, for example, if we reduce our prices as a result of competition, we may issue to our customers credits and rebates for products that we have previously sold to them. These credits and rebates effectively constitute a retroactive reduction of the price of products already sold. Although we establish a reserve with respect to these potential credits and rebates at the time of sale, we cannot assure you that our reserves will be adequate.

Risks Related to Our Industry

    Our industry is intensely competitive. The competition we encounter may have a negative impact on the prices we may charge for our products, the market share of our products and our revenues and profitability.

    Significant competition exists in the generic drug business. We compete with:

  •
  the original manufacturers of the brand name equivalents of our generic products;

  •
  other generic drug manufacturers, including brand name companies that also manufacture generic drugs; and

  •
  manufacturers of new drugs that may compete with our generic drugs.

    Many of our competitors have substantially greater financial, research and development and other resources than we do. Consequently, many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may be unable to differentiate our products from those of our competitors or successfully develop or introduce new products that are less costly or offer better performance than those of our competitors. If we are unable to compete successfully, our revenues and profitability will be adversely affected.

Brand name companies frequently take actions to prevent or discourage the use of generic drug products such as ours.

    Brand name companies frequently take actions to prevent or discourage the use of generic equivalents to their products, including generic products, which we manufacture or market. These actions may include:

  •
  filing new patents on drugs whose original patent protection is about to expire;

  •
  developing patented controlled-release products or other product improvements;

  •
  mounting state-by-state initiatives for legislation that restrict the substitution of some generic drugs; and

  •
  increasing marketing initiatives and regulatory activities and litigation.

    Generally, no additional regulatory approvals are required for brand name manufacturers to sell directly, or through a third party, to the generic market. This facilitates the sale by brand name manufacturers of generic equivalents of their brand name products. If brand name manufacturers are successful in capturing a significant share of the generic market for our products, our revenues will be adversely affected.

Our revenues and profits from individual generic pharmaceutical products are likely to decline as our competitors introduce their own generic equivalents.

    Revenues and gross profits derived from generic pharmaceutical products tend to follow a pattern based on regulatory and competitive factors unique to the generic pharmaceutical industry. As the patents for a brand name product and the related exclusivity periods expire, the first generic manufacturer to receive regulatory approval for a generic equivalent of the product is often able to capture a substantial share of the market. However, as other generic manufacturers receive regulatory approvals for competing products, the market share and the price of that product will typically decline. In 1999, we began to market the first generic formulation of propofol to be sold in the United States. The introduction of additional generic equivalents may have an adverse effect on revenues from our products.

New developments by others could make our products or technologies obsolete or noncompetitive.

    Brand name manufacturers are constantly developing and marketing new pharmaceutical products which may be superior to our generic products for the therapeutic indications for which our products are marketed. These new products may render our products non-competitive or obsolete.

Legislative proposals, reimbursement policies of third parties, cost containment measures and health care reform could affect the marketing, pricing and demand for our products.

    Our ability to market our products depends, in part, on reimbursement levels for them and related treatment established by healthcare providers, including government authorities, private health insurers and other organizations, including health maintenance organizations and managed care organizations. Reimbursement may not be available for some of our products and, even if granted, may not be maintained. Limits placed on reimbursement could make it more difficult for people to buy our products, and reduce, or possibly eliminate, the demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulations which will affect third party coverage and reimbursement, and ultimately reduce the demand for our products. In addition, the purchase of our products could be significantly influenced by the following factors:

  •
  trends in managed healthcare in the United States;

  •
  developments in health maintenance organizations, managed care organizations and similar enterprises; and

  •
  legislative proposals to reform healthcare and government insurance programs.

    These factors could result in lower prices and a reduced demand for our products, which would have a material adverse effect on us.

Federal regulation of arrangements between manufacturers of brand name and generic drugs could materially affect our business.

    The Federal Trade Commission, or the FTC, has announced its intention to conduct a study of whether brand name and generic drug manufacturers have entered into agreements, or have used other strategies, to delay competition from generic versions of patent-protected drugs. The FTC's announcement, and subsequent study, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with brand name pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. While we have not entered into any of these types of agreements, we cannot assure you that we will not do so in the future. The impact of the FTC's study, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on our business.

The testing, marketing and sale of our products involves the risk of product liability claims by consumers and other third parties, and insurance against potential claims is expensive.

    As a manufacturer of finished dosage pharmaceutical products, we face an inherent exposure to product liability claims in the event that the use of any of our technology or products is alleged to have resulted in adverse effects. This exposure exists even with respect to those products that receive regulatory approval for commercial sale, as well as those undergoing clinical trials. While we have taken, and will continue to take, what we believe are appropriate precautions, we cannot assure you that we will avoid significant product liability exposure.

    In addition, as a manufacturer of APIs, we supply other pharmaceutical companies with APIs, which are contained in finished dosage pharmaceutical products. Our ability to avoid significant product liability exposure depends in part upon our ability to negotiate appropriate commercial terms and conditions with our customers and our customers' manufacturing, quality control and quality assurance practices. We may not be able to negotiate satisfactory terms and conditions with our customers. Although we maintain insurance for product liability claims, which we believe is in line with the insurance coverage carried by other companies in our industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all. Any product liability claim brought against us, whether covered by insurance or not, and the resulting adverse publicity, could have a material adverse effect on us.

Our business involves hazardous materials and may subject us to environmental liability, which would seriously harm our financial condition.

    Our business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. We are subject to numerous environmental regulations in the jurisdictions in which we operate. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of our locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and the liability could exceed our resources. Current or future environmental laws or regulations may substantially and detrimentally affect our operations, business and assets. We maintain liability insurance for some environmental risks which our management believes to be appropriate and in accordance with industry practice. However, we may incur liabilities beyond the limits or outside the coverage of our insurance and may not be able to maintain insurance on acceptable terms.

Risks Related to Our Common Stock

    An existing shareholder owns approximately 21% of our common stock, which may allow him to influence shareholder votes.

    Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 21% of our outstanding shares of common stock. In addition, pursuant to a shareholder's agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors, who in turn are entitled to nominate, jointly with two of our executive officer directors, five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

    A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

    The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $9.56 per share and $27.25 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

  •
  new product introductions;

  •
  the purchasing practices of our customers;

  •
  changes in the degree of competition for our products;

  •
  the announcement of technological innovations or new commercial products by us or our competitors;

  •
  changes in governmental regulation affecting our business environment;

  •
  regulatory issues, including but not limited to, receipt of product approvals from the FDA, compliance with FDA or other agency regulations, or the lack or failure of either of the foregoing;

  •
  the issuance of new patents or other proprietary rights;

  •
  the announcement of earnings;

  •
  the loss of key personnel;

  •
  litigation or threats of litigation; and

  •
  political developments or proposed legislation in the pharmaceutical or healthcare industries.

    These and similar factors have had, and could in the future have, a significant impact on the market price of our common stock. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome or the merits of the action, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on us.

The market price of our common stock may drop significantly when our existing stockholders sell their stock.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of October 31, 2001 we have 114,249,530 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,065,472 shares of our common stock, may sell his shares in the public market at any time after the expiration of a 180-day period in his lock-up agreement, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitles it to have 21,000,000 of the 23,065,472 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144, except for holders of 1,844,822 shares held by certain of our officers and directors, which are subject to 90-day lock-up periods. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 168,535 shares of common stock registered for sale in the public market.

    We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,387 shares of its 681,552 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock in January of each of 2002, 2003, 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange.

Our common stock is subordinated to our preferred stock.

    Our common stock is expressly subordinate to the convertible preferred stock's liquidation preference of $87.5 million, which includes $7.5 million of accrued and unpaid dividends at September 30, 2001, in the event of our liquidation, dissolution or winding up. If we were to cease operations and liquidate our assets, there may not be any remaining value available for distribution to the holders of common stock, after providing for the convertible preferred stock liquidation preferences. We currently have five quarters of undeclared dividends on the preferred stock. If we choose not to declare dividends on our preferred stock for six quarters, that is, one additional quarter, the holders of convertible preferred stock, voting separately as a class, will be entitled to elect two additional directors, until the dividends in arrears have been paid in full.

Since we have not paid cash dividends on our common stock, investors must look to stock appreciation for a return on their investment in us.

    We have never paid cash dividends on our common stock, and presently intend to retain earnings for the development of our businesses. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Thus, investors should only look to appreciation in the value of their shares for a return on their investment. In addition, unless full cumulative dividends are paid on our outstanding convertible preferred stock, cash dividends may not be paid or declared and set aside for payment on our common stock. At September 30, 2001, we had approximately $7.5 million, or five quarters, in undeclared cumulative preferred dividends on the convertible preferred stock.

We have enacted a Stockholder Rights Plan and charter provisions that may have anti-takeover effects.

    Our Restated Certificate of Incorporation and Bylaws include provisions that could discourage potential takeover attempts and make attempts by our stockholders to change management more difficult. The approval of 662?3% of our voting stock is required to approve certain transactions and to take certain stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in our Certificate of Incorporation. We also have a stockholder rights plan, the effect of which may also deter or prevent takeovers. These rights will cause a substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts.

PART II:  OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K during the third quarter

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

Date: November 14, 2001	By:	/s/ Marvin S. Samson Marvin S. Samson, President and Chief Executive Officer
Date: November 14, 2001	By:	/s/ John W. Sayward John W. Sayward, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Date: November 14, 2001	By:	/s/ David C. Dreyer David C. Dreyer, Vice President, Corporate Controller and Chief Accounting Officer

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
SICOR Inc.
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  RISK FACTORS
Risks Related to Our Company
Risks Related to Our Industry
Risks Related to Our Common Stock
  PART II: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES