Form 10-K
period 2001-12-31
SICOR INC
filed 2002-03-28
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        At February 28, 2002, the aggregate market value of the voting stock held by nonaffiliates totaled approximately $1.474 billion, based on the last sale price as reported on the Nasdaq National Market.

        At February 28, 2002, there were 115,546,541 shares of common stock, $.01 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(To the extent indicated herein)

        The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 20, 2002 is incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Forward-Looking Statements

        Some of the information in this Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933. These statements are only predictions and you should not unduly rely on them. Our actual results could differ materially from those anticipated in these forward-looking statements made or incorporated by reference in this Form 10-K as a result of a number of factors, including the risks faced by us described below and elsewhere in this Form 10-K, including risks and uncertainties in:

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

        We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors listed above, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, operating results and financial condition.

        You should read and interpret any forward-looking statements together with our other filings with the SEC.

        Any forward-looking statement speaks only as of the date on which that statement is made. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

        We are a vertically integrated, multinational pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals. Using our internal research and development capabilities, together with our operational flexibility and our manufacturing and regulatory expertise, we are able to take a wide variety of products from the laboratory to the worldwide market. Leveraging these capabilities, we concentrate on products and technologies that present significant barriers to entry or offer first-to-market opportunities. Our goal is to become a leading multinational developer, manufacturer and marketer of injectable pharmaceutical and biopharmaceutical products.

        We operate our business through several subsidiaries (see Note 16 to the 2001 audited consolidated financial statements). These operations, segregated according to product focus, are summarized below, together with a description of their business, their related major markets and the products or product categories to which they relate.

Entity		Business Description	Major Markets	Product/ Product Category	Percentage of 2001 Revenues

Finished Dosage Injectable Pharmaceutical Products					70.7%
•	Gensia Sicor Pharmaceuticals, Inc.; Irvine, California	Injectable pharmaceuticals 37 products 63 ANDA approvals Internal sales force Marketing alliances: —Baxter Healthcare Corporation —Abbott Laboratories	United States	Anesthetics Critical care Oncolytics Antipsychotics
•	Lemery, S.A. de C.V.; Mexico City, Mexico	Injectable and oral pharmaceuticals 91 products	Latin America Middle East Eastern Europe	Oncolytics Antibiotics Critical care

Active Pharmaceutical Ingredients					28.9%
•	SICOR-Società Italiana Corticosteroidi S.p.A. (Sicor S.p.A.); Milan, Italy	Active pharmaceutical ingredients 61 compounds Technologies:	North America European Union Japan	Corticosteroids Oncolytics Hormones
•	Diaspa S.p.A.; Corana, Italy	—chemical synthesis —fermentation		Muscle relaxants Antibiotics
•	Sicor de México S.A. de C.V.; Toluca, Mexico	Active pharmaceutical ingredients 17 compounds Technologies: —chemical synthesis	North America European Union Japan	Oncolytics Corticosteroids

Biopharmaceuticals					0.4%
•	Biotechna U.A.B.; Vilnius, Lithuania	Recombinant proteins Technologies: —construction of expression systems —biosynthesis in bacteria and mammalian cells —protein purification —formulation development	Asia Eastern Europe	Recombinant interferon [alpha]-2b Recombinant human growth hormone

        Since January 1, 1996, we have received 38 Abbreviated New Drug Application, or ANDA, approvals from the United States Food and Drug Administration (FDA), including five approvals in 2001 and 2 approvals in 2002. We currently have 2 tentative ANDA approvals. We currently have 12 ANDAs pending with the FDA. According to IMS Health, the brand name equivalents of the products relating to these pending ANDAs had U.S. market sales of approximately $1.5 billion in 2001.

        Our finished dosage pharmaceutical business markets 37 finished dosage pharmaceutical products, in various dosage forms, for sale in the United States and 91 finished dosage pharmaceutical products, in various dosage forms, for sale in Mexico, Latin America, Eastern Europe and Africa. Our API business manufactures 75 APIs, which are used as raw materials for pharmaceutical products manufactured by major pharmaceutical companies and us. Additionally, with our recent acquisition of Biotechna, a manufacturer of generic biological recombinant protein products, we now market human interferon [alpha]-2b and human growth hormone.

        In January 1999, we received an ANDA approval from the FDA for the first generic version of propofol. We have received a U.S. patent for our formulation of propofol and it is currently the only generic propofol on the U.S. market. We sell propofol through an exclusive marketing arrangement with Baxter Healthcare Corporation, (Baxter) under the Baxter label. According to IMS Health, for the fiscal years ended December 31, 2001 and 2000, Baxter's sales of our product were approximately $163.5 million and $130.0 million representing 44% and 37% of the total market for propofol, respectively.

Our Strategy

        Our goal is to become a leading multinational developer, manufacturer and marketer of finished dosage injectable pharmaceutical and biopharmaceutical products. To achieve this goal, we have implemented the following strategy:

  •
  Continue to pursue high margin, generic injectable product opportunities.

  •
  Maintain a strong pipeline of regulatory filings.

  •
  Build a successful generic biopharmaceutical business.

  •
  Continue to develop our expertise in API and finished dosage manufacturing.

  •
  Complement internal growth with strategic acquisitions.

  •
  Capitalize on our vertically integrated structure to develop and attract branded product opportunities.

Our Finished Dosage Injectable Pharmaceuticals Business

        We have broad capabilities in the development, manufacture and marketing of generic finished dosage injectable pharmaceutical products. Our finished dosage injectable pharmaceutical products are primarily used in hospitals and clinics for critical care/anesthesiology and oncology. Since 1996, we have received 37 ANDA approvals from the FDA. Through our own sales force and our marketing partners, including Baxter and Abbott Laboratories (Abbott), we currently market 128 products in the United States, Europe, Latin America and various developing nations. We conduct our finished dosage injectable pharmaceutical business from our facilities in California and Mexico.

        We have sales and distribution agreements with Baxter and Abbott and maintain our own sales force that covers the major hospital and retail pharmacy markets in the United States. As collective purchasing agreements have become increasingly important to healthcare providers as a means to control costs, our sales and marketing team has established relationships with hospital group purchasing organizations, managed care groups and other large healthcare purchasing organizations.

        In the United States, our product development focuses on generic finished dosage injectable pharmaceuticals primarily in the areas of critical care/anesthesiology and oncology. We currently have 12 ANDAs pending with the FDA and approximately 34 generic products in active development. We believe that continued investment in product development will position us for growth over the next five years, when a number of major injectable pharmaceuticals will lose patent protection.

        Critical Care/Anesthesia.    We market 12 critical care/anesthesiology finished dosage pharmaceutical products through our exclusive marketing alliance with Baxter where Baxter is our sole distributor for these products in the United States. In addition to propofol, these products include enalaprilat, for the treatment of high blood pressure, and vecuronium, a muscle relaxant used during surgery or before investigational procedures. These products are sold under the Baxter label. Our marketing alliance with Baxter continues until January 1, 2005, and will automatically be extended for additional one-year terms, unless terminated earlier by either party on two years' written notice. Under the agreement, we sell designated finished dosage pharmaceutical products to Baxter and receive a portion of Baxter's profits from the sale of those products. We plan to continue to expand our own U.S. sales force to market several of our products under development in this area.

        Propofol.    Propofol is an intravenous sedative hypnotic agent used for the induction and maintenance of anesthesia or sedation. As compared to general anesthetics which are administered in a gas form and where the recovery times can be unpredictable and lengthy, propofol allows patients to spend less time in recovery and to be released from the surgical facility earlier. Accordingly, it is frequently used for outpatient surgery. Our propofol product is the generic equivalent to AstraZeneca's DIPRIVAN®. DIPRIVAN® was approved by the FDA in 1989.

        Shortly after the introduction of AstraZeneca's DIPRIVAN® in 1989, reports of post-operative fevers and infections associated with DIPRIVAN® surfaced. These complications were believed to be due to microbial contamination resulting from mishandling of the drug by medical personnel. As a result, currently marketed formulations of propofol contain microbial retardants to prevent such microbial contamination. AstraZeneca's formulation contains disodium edetate while our formulation contains sodium metabisulfite. Because there are patents on these two marketed formulations of propofol, future competitive entries into the propofol market will need to be formulated with an alternative microbial retardant. We believe that the patents on these two marketed formulations of propofol present a significant barrier to entry to potential generic competitors.

        In addition to the formulation barriers to entry, we believe the distribution dynamics of propofol also offer a barrier to entry for potential generic competitors into the propofol market. Pharmaceutical sales to hospitals in the United States occur primarily through three group purchasing organizations, Premier, Novation and AmeriNet. Our marketing partner for propofol, Baxter, is the exclusive supplier of propofol to Premier, while AstraZeneca is the exclusive supplier to Novation.

        According to IMS Health, the total U.S. market, which consists of sales of DIPRIVAN® and our propofol generic equivalent, was approximately $375.7 million 2001 and $339.0 million in 2000. Unit sales of propofol in the United States were 27.0 million in 2001 and 22.4 million in 2000. The price of propofol has declined modestly since the introduction of our generic formulation.

        Although we have received a U.S. patent for our formulation of propofol, other generic competitors may enter the U.S. market at any time. Our propofol product is being sold in the United States through Baxter under its label. Baxter is the sole distributor for a number of our products in the United States. Baxter sales of our propofol product accounted for approximately 44% and 37% of the total market for propofol for 2001 and 2000, respectively. Revenues attributable to the Baxter alliance accounted for 34% and 33% of our consolidated revenues during 2001 and 2000, respectively, of which a substantial majority was derived from the sale of propofol.

        Oncology.    We have marketed oncology products in the United States primarily through our collaboration with Abbott. This collaboration has included 13 of our currently marketed oncology products and five other oncology products specifically referenced in the agreement that are currently under development. Products sold under this arrangement include cisplatin and doxorubicin, which are oncology products used in the treatment of some forms of cancer. Under this agreement, we have developed and manufactured oncology products, and Abbott has marketed and sold them under our label to hospitals and clinics. Sales of oncology products through Abbott accounted for approximately 6%, 6%, and 10% of our consolidated revenues during 2001, 2000, and 1999, respectively. Oncology products in our pipeline that are not specifically included in the Abbott agreement may be sold by our own sales force.

        International Finished Dosage Pharmaceuticals.    We also manufacture and sell finished dosage pharmaceuticals through our facilities in Mexico. We market products in a number of therapeutic areas, including products such as epirubicin and paclitaxel for the treatment of various forms of cancer. These products are sold by our own Mexican sales force primarily to the national health programs in Mexico, whose sales accounted for approximately 9%, 11% and 11% of our consolidated net revenue in 2001, 2000 and 1999, respectively. Future business with the government is subject to renewal on an annual basis each October through product bids for the following year. At times, the government may elect to supplement its annual product bid cycle with smaller intra-year bids to address temporary inventory shortages. During election transition years, as was the case in 2000 and 2001, the government renews product bids on a semi-annual basis during October and April. In 2000, we initiated an effort to expand our private sector sales force in order to reduce our dependence on government sales. Finished dosage pharmaceuticals from our Mexican operations are also sold in certain countries in Central and South America, North Africa, the Middle East and Eastern Europe.

Our Active Pharmaceutical Ingredients Business

        We manufacture 28 APIs for our own use and 61 APIs for sale to other pharmaceutical companies for use in finished dosage pharmaceutical products, including anti-inflammatories, oncolytics, immunosuppressants and muscle relaxants. We produce APIs for oral, pulmonary, intravenous and topical administration, using both chemical synthesis and fermentation in compliance with the current Good Manufacturing Practices of the FDA (cGMP).

        In addition to our production of APIs for generic products, we also provide custom manufactured APIs for a variety of proprietary drug manufacturers. We believe our development and regulatory expertise and our proven manufacturing capabilities make us a preferred API partner for multinational pharmaceutical companies. Our API capabilities have also led to partnership opportunities where we manufacture and market finished dosage pharmaceuticals for our customers in addition to producing the API.

        Our API business is carried out in our facilities in Italy and Mexico. When we needed additional manufacturing capacity, we chose to put our new API facility in Mexico because patent laws that allow products under patent in Europe to be developed in Mexico ahead of the patent expiration improve our ability to introduce new products on a first-to-market basis. Each of our facilities is inspected regularly by the FDA.

        Our Italian operations also supply APIs to our finished dosage manufacturing facilities located in the United States and Mexico, as well as to drug manufacturers located primarily in North America, the European Union and Asia.

Our Biopharmaceuticals Business

        Our biopharmaceutical operations provide us with an established platform for executing our worldwide strategy of manufacturing and marketing biopharmaceutical products for developing nations initially, followed by Western Europe and, eventually, the United States.

        We completed construction of a new finished dosage production facility in Toluca, Mexico, in 2002. We anticipate that this facility will comply with both European Medicines Evaluation Agency (EMEA) and FDA standards when it comes on line in early 2002.

        In July 2001, we acquired Biotechna, a company in Lithuania with state-of-the-art facilities, which develops and manufactures generic recombinant protein products that are sold through agents and distributors. We acquired Biotechna from Bio-Rakepoll N.V., a wholly-owned subsidiary of Rakepoll Finance. Carlo Salvi, Vice Chairman of our board of directors, is indirectly the majority owner of Rakepoll Finance. A committee composed of our independent directors approved the Biotechna acquisition.

        Biotechna's predecessor was established in February 1989 by a team of scientists associated with a Lithuanian state research institute of applied enzymology. With protein development expertise dating back to 1989, Biotechna provides us with the opportunity to enter the field of biotechnology, as it combines scientific proficiency in genetics and molecular biology with practical experience in producing therapeutic proteins on a commercial scale. Our recently completed Biotechna manufacturing facility offers bacterial fermentation and cell culture capabilities, as well as state-of-the-art research and development laboratories. This facility has been constructed in accordance with both EMEA, and FDA standards.

        Through Biotechna, we currently sell recombinant human interferon [alpha]-2b, or IFN [alpha]-2b, and a human growth hormone, or hGH. We currently sell IFN [alpha]-2b in Belarus, Korea, Latvia, Lithuania, Pakistan, Russia and the Ukraine and hGH in Lithuania. We intend to market IFN [alpha]-2b in Algeria, Mexico and Southeast Asia in the future and have pending agreements or agreements in place to begin sales of IFN [alpha]-2b in Armenia, Azerbaijan, Georgia, Kazakhstan, Turkey and Sri Lanka. Biotechna's sales of IFN [alpha]-2b and human growth hormone in 2000 were approximately $2 million. Our sales of these products in 2001 since the acquisition in July were approximately $1 million.

        Our near-term goal is to submit an application for IFN [alpha]-2b to the EMEA while maximizing our sales of IFN [alpha]-2b in our current markets. Production of interferon for clinical trials, which we expect to begin in the first quarter of 2002, is currently underway and we plan to submit an application for interferon with the EMEA in 2003. We are currently developing several generic equivalents to existing biopharmaceutical products, including granulocyte colony stimulating factor, or G-CSF, erythropoeitin, or EPO, IFN [alpha]-2a, and interferon [beta], or IFN [beta].

Research and Development

        Substantially all of our sales are derived from products which are the result of our own research and development efforts. We believe that our research and development activities have been a principal contributor to our achievements to date and that our future performance will depend, to a significant extent, upon the results of these activities. Accordingly, we are committed to the development of new products. Our research and development team expects to file approximately 10 to 12 ANDA submissions annually. As we evolve from a generic pharmaceutical company to a company developing innovative drug delivery and brand name products, we may be required to prepare and submit not only ANDAs but NDAs as well.

        As of December 31, 2001, we had a total of 120 employees dedicated to research and development activities across our worldwide operations. We intend to increase our expenditures for research and development over the next five years in order to meet our goals.

Manufacturing

        Our manufacturing operations are conducted in eight state-of-the-art facilities in California, Italy, Mexico and Lithuania, with the capability to produce either APIs or finished dosage pharmaceuticals. We have a dedicated and experienced workforce as well as facilities that are specifically dedicated to the production of biopharmaceuticals, oncolytics and corticosteroids.

        Our Irvine, California facility provides us with the capability to formulate, fill, label and package finished dosage forms of injectable pharmaceutical products. The facility has a broad filling capability, including the ability to terminally sterilize or aseptically fill syringes and single and multiple dose vials in both glass and plastic. The facility also has the capability to lyophilize, or freeze dry, products. Products from this facility are principally sold in the United States.

        In our Irvine, California facility, we also operate a contract manufacturing business focused on the manufacture of finished dosage injectable products for biotechnology and pharmaceutical companies. This business offers a range of manufacturing services, including formulation development and optimization, analytical methods development and validation, regulatory support and finished dosage manufacturing on both pilot and commercial scales. Revenues from our contract manufacturing business accounted for approximately 8%, 4% and 5% of our consolidated revenues in 2001, 2000 and 1999, respectively.

        Our Mexican finished dosage pharmaceutical operations are located in Mexico City. Our wholly-owned subsidiary, Lemery, produces drugs in finished dosage form, including injectable oncolytic agents and critical care products. These products are sold in Mexico and exported to countries in Central and South America, the Middle East and Eastern Europe.

        The majority of our API production is carried out at three manufacturing sites in Italy. The manufacturing facilities are located near Milan and are regularly inspected by the FDA. Sicor S.p.A. is a major producer of oncolytic agents, steroids and certain other products in bulk drug form. These products are manufactured through fermentation or chemical synthesis processes. These facilities supply specialty bulk drug substances to our finished dosage pharmaceutical facilities in Irvine, California and Mexico City, Mexico as well as other drug manufacturers around the world.

        Our Mexican API operation is located in Toluca, near Mexico City, and produces principally steroid products for export to various countries. We recently expanded this cGMP compliant facility to produce oncolytic agents. Lemery is using production from this new facility to replace certain existing third party suppliers.

        Our biopharmaceutical operations are conducted in Vilnius, Lithuania and in Toluca, Mexico. We recently completed the construction of a research and development center and state-of-the-art protein manufacturing facility in Vilnius that has the capability to produce IFN [alpha]-2b and human growth hormone, as well as other biotherapeutics. This facility will produce proteins by biosynthesis in bacteria, yeast and mammalian cells. The new facility was designed and built according to the FDA's cGMP. Our second manufacturing facility in Vilnius, which is compliant with the requirements of the World Health Organization, is used for the manufacturing of IFN [alpha]-2b and human growth hormone, process development and scale-up work. Our finished dosage biopharmaceutical manufacturing facility in Toluca, Mexico is designed to meet the regulatory requirements of the United States and the European Union and is expected to come on line in the first quarter of 2002.

        Each of our manufacturing facilities is maintained in accordance with applicable regulatory agency standards. We consider our manufacturing facilities to be key strategic assets to us. We believe that we have adequate manufacturing capacity to meet the current and planned future sales demand for our products. See Item 2—Properties.

Patents, Trademarks and Trade Secrets

        Our policy is to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to improvements in our technology and other specific products that we develop. We also rely on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

        As an example of this strategy, in January 1999, we received an ANDA approval from the FDA for the first generic version of propofol and in November 2000, we received a U.S. patent from the U.S. Patent and Trademark Office for our propofol formulation.

        Competitors may have filed patent applications for, or may obtain patents and proprietary rights relating to, products or processes competitive with our products or processes. Accordingly, there can be no assurance that our patent applications will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that any patents issued to us will not be infringed or circumvented by others, or that others will not obtain patents that we would need to license or circumvent. There can be no assurance that licenses that might be required for our processes or products would be available on reasonable terms. If we do not obtain these licenses, product introductions could be delayed or foreclosed. In addition, there can be no assurance that our patents, if issued, would be held valid by a court. Litigation to defend against or assert claims of infringement or otherwise related to proprietary rights could result in substantial costs to us.

        We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose our technology. There can be no assurance that we can meaningfully protect our rights to our unpatented trade secrets.

Competition

        Significant competition exists in our industry. Our competitors include Abbott, F.H. Faulding & Co. Ltd., American Regent, a subsidiary of Luitpold Inc., Bedford Laboratories, a division of Boehringer Ingelheim Corp., Elkins-Sinn, Inc., a subsidiary of American Home Products Corp., American Pharmaceutical Products, Pharmacia, Inc., Bristol-Myers Squibb Co., AstraZeneca Pharmaceuticals LP, Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, Glaxo Wellcome, Inc., and Teva Pharmaceuticals U.S.A. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater resources than us.

        Manufacturers of off-patent brand name products may reduce prices in order to keep their brand name products competitive with equivalent products. Additionally, manufacturers of off-patent brand name products create generic subsidiaries, purchase generic companies or license their products prior to or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do these manufacturers face any other significant barriers to entry into that particular market.

        We began to market our propofol product in the United States in 1999. While no other company has introduced its own generic equivalent since then, additional competitors can be expected to enter the market at any time. However, we believe that the difficulty presented by formulating propofol with an appropriate microbial retardant may delay the entry of such competition and that, once their formulations have been introduced, they may be less desirable than ours. For example, one competitor has received a patent on a formulation of propofol with a benzyl alcohol/sodium benzoate microbial retardant, but the FDA has expressed concerns as to the safety of this formulation for use with children. Hospitals may be less likely to stock both our formulation and this competitor's formulation of propofol due to the risk that the benzyl alcohol/sodium benzoate formulation would accidentally be administered to a child. Another competitor has received a patent on its formulation using tromethamine as a microbial retardant, but we believe that the high pH of this formulation may make it unstable and therefore less safe than our formulation. In addition to competitors working on formulations of propofol, non-propofol injectable general anesthetics could compete with our propofol product in the future.

Government Regulation

        In the United States, we are subject to extensive, complicated and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by and state government agencies. The Federal Food, Drug and Cosmetic Act, and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. We are also subject to extensive industry regulation in other jurisdictions, including the European Union, and may be subject to future legislative and other regulatory developments concerning our products and the healthcare field generally.

        In the United States, the FDA requires comprehensive testing of new pharmaceutical products to indicate that these products are both safe and effective in treating the indications for which approval is sought. Testing in humans cannot be initiated until an Investigational New Drug exemption has been granted by the FDA. Generally, NDAs are filed for newly developed branded products or for a new dosage form of previously approved drugs.

        FDA approval is also required before a generic equivalent or a new dosage form of an existing drug can be marketed. If a drug has been previously approved by the FDA, an ANDA is available for the generic equivalent. When processing an ANDA, the FDA waives the requirement of conducting complete clinical studies, although it normally requires bioavailability or bioequivalence studies. "Bioavailability" indicates the rate and extent of absorption and levels of concentration of a drug product in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares the bioavailability of one drug product with another, and when established, indicates that the rate of absorption and levels of concentration of a generic drug in the body are the same as the previously approved drug. As compared to an NDA, an ANDA typically involves reduced research and development costs. However, there can be no assurance that any of these applications will be approved. Furthermore, the suppliers of raw materials also must be approved by the FDA. The NDA and ANDA approval process generally takes a number of years and involves the expenditure of substantial resources. Delays in the review process or failure to obtain approval of certain ANDAs or suppliers could have a material adverse effect on us.

        The first generic manufacturer to file an ANDA with a Paragraph IV certification for a generic equivalent to a brand name product may be entitled to a 180-day period of marketing exclusivity under the Hatch/Waxman Act. A Paragraph IV certification asserts that the patent for the brand name product is invalid, unenforceable or not infringed. During this 180-day exclusivity period, the FDA cannot give final approval to any other generic equivalent. If we are unable to file the first ANDA with a Paragraph IV certification for a generic equivalent, our generic product may be kept off the market for 180 days after the first commercial launch of a competitor's generic product. This is important because the first generic equivalent on the market is generally able to capture a significant market share.

        Prior to receiving FDA approval, we may face lawsuits relating to intellectual property rights. While these suits, instituted by brand name pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. We expect the brand name pharmaceutical companies to continue these tactics since it is a very cost effective way to delay generic competition and the subsequent cost savings for the consumer. As a result, generic drug manufacturers, including us, are often involved in lengthy, expensive patent litigation against brand name drug companies that have considerably greater resources and that are typically inclined to actively pursue patent litigation in an effort to protect their franchises.

        On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of these products. Our facilities, procedures and operations and testing of our products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. Additionally, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. The FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if the facility is found to be deficient. Some of our vendors are subject to comparable regulations and inspections.

        If we fail to comply with FDA and other governmental regulations it could result in fines, compliance expenditures, total or partial suspension of production and distribution, recall or seizure of products, suspension of the FDA's review of NDAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. The FDA has the authority, under certain circumstances, to rescind previously issued drug approvals.

        In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of our products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by that country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that that product will be approved in another country.

Employees

        As of December 31, 2001, we employed 1,851 individuals worldwide, of which 632, 298, 777 and 13 individuals were employed in the United States, Italy, Mexico and Switzerland, respectively. In addition, we have added 131 employees through our purchase of Biotechna on July 25, 2001. As is customary in Italy and Mexico, unions represent most of these employees. We have not experienced any significant labor disputes in recent years. We consider our employee relations to be good.

Management

Directors and Executive Officers

        Our directors and executive officers as of December 31, 2001 are as follows:

Name	Age	Position
Marvin Samson	60	President and Chief Executive Officer and Director
Frank C. Becker	65	Executive Vice President and Chief Operating Officer and Director
Michael D. Cannon	56	Executive Vice President and President of Biotechnology Division and Director
Gianpaolo Colla	63	Executive Vice President, Italian Operations and Director
Armand J. LeBlanc	59	Senior Vice President, Corporate Scientific Affairs and President, Gensia Sicor Pharmaceuticals, Inc.
Wesley N. Fach	50	Vice President, Senior Legal Counsel and Secretary
David C. Dreyer	45	Vice President, Chief Accounting Officer and Corporate Controller
Donald E. Panoz	66	Chairman of the Board
Carlo Salvi	64	Vice Chairman of the Board
Lee Burg	61	Director
Herbert J. Conrad	69	Director
Carlo Ruggeri	52	Director

        Marvin Samson.    Mr. Samson was elected President and Chief Executive Officer in September 2001, and has been one of our directors since September 2000. He is the founder and Chief Executive Officer of Samson Medical Technologies, L.L.C., a privately held company providing hospital and alternative site pharmacists with injectable drug delivery systems and programs. He was a founder, President and Chief Executive Officer of Elkins-Sinn, Inc., now ESI-Lederle, and Marsam Pharmaceuticals, Inc. Mr. Samson served as the Chairman of the Generic Pharmaceutical Industry Association from March 1997 to June 2000. In addition, Mr. Samson is the holder of five U.S. patents pertaining to pharmaceutical manufacturing and has served on the boards of several pharmaceutical companies.

        Frank C. Becker.    Mr. Becker has been one of our directors since June 1998 and was appointed our Executive Vice President and Chief Operating Officer in June 1999. He retired as Vice President, Chemical Research and Development for Abbott Laboratories, a healthcare products and services company, in December 1997. Mr. Becker joined Abbott Laboratories in 1959. In January 1998, Mr. Becker formed GreenField Chemical Inc., an outsourcing and consulting company supporting the pharmaceutical industry.

        Michael D. Cannon.    Mr. Cannon has been one of our directors and our Executive Vice President since February 1997. Mr. Cannon was named President of our Biotechnology Division in April 2000, and previously served as our Chief Scientific Officer. Mr. Cannon is a member of the board of directors of Sicor S.p.A., where he worked since the company's founding in 1983, and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

        Gianpaolo Colla.    Dr. Colla has been one of our directors and our Executive Vice President, Italian Operations since March 1999. In June 1999, Dr. Colla was named Chairman of the Board of Sicor S.p.A. He has served as Managing Director of Sicor S.p.A. and as a member of its board of directors since 1996, as well as in various management capacities with Sicor S.p.A. since its founding in 1983. From 1983 to 1994, Dr. Colla also collaborated with the Elemond Group, a publishing company, as Strategic Operating Planning Coordinator, and prior to this period he was Director of Mergers and Acquisitions with Fides (now KPMG LLP) from 1982 through 1983. Dr. Colla continues to serve as member of the Statutory Audit Board for several significant Italian companies. He is a Registered Statutory Auditor in Italy and graduated from Milan's Catholic University with a degree in economics and business sciences.

        Armand J. LeBlanc.    Mr. LeBlanc joined us as Vice President, Scientific Affairs, Gensia Sicor Pharmaceuticals in January 1996. He was appointed Senior Vice President, Corporate Scientific Affairs in June 1999 and President, Gensia Sicor Pharmaceuticals, Inc. in November 2001. Prior to joining us, Mr. LeBlanc was Vice President, Quality Assurance/Quality Control at Fujisawa USA, Inc. from 1993 to 1996. From 1976 to 1993, he was employed in various management capacities in Quality Assurance/Quality Control for Lorex Pharmaceuticals, G.D. Searle & Co., Millipore Corporation and Mallinckrodt, Inc. Prior to being employed in the pharmaceutical industry, Mr. LeBlanc was employed as a microbiologist with the FDA from 1966 to 1976. He received his master of science degree from Georgia Institute of Technology and his bachelor of science degree from Louisiana State University.

        Wesley N. Fach.    Mr. Fach joined us as Assistant General Counsel in January 1992 and was named Secretary in January 1993. He was appointed Vice President and Senior Legal Counsel in July 1997. Prior to joining us, Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

        David C. Dreyer.    Mr. Dreyer joined us as Vice President, Corporate Controller in August 1997 and was appointed Chief Accounting Officer in April 2000. Prior to joining us, Mr. Dreyer was Finance Director for Athena Neurosciences from 1995 to 1997, which was acquired by Élan Pharmaceuticals in 1996. From 1986 to 1995, he was employed at Syntex Corporation as Controller of the Diagnostics Division, as well as in various other management positions in Syntex's U.S. and international pharmaceutical divisions. From 1983 to 1986, Mr. Dreyer was a practicing CPA with Arthur Andersen and Company in San Francisco. Mr. Dreyer received his bachelor of science degree in accounting from Golden Gate University in San Francisco, and is a CPA in the state of California.

        Donald E. Panoz.    Mr. Panoz has been Chairman of our board of directors since February 1997 and served as our Chief Executive Officer from November 1997 to August 1998. Mr. Panoz was a founder and principal shareholder of Élan Corporation, plc and was Élan's Chairman of the Board from 1970 to December 1996. Until January 1995, he held the position of Chief Executive Officer of Élan. Mr. Panoz was a founder of Mylan Laboratories and served as its President from 1960 to 1969.

Mr. Panoz is executive Chairman of Fountainhead Holdings Ltd., an investment holding company, and of Fountainhead Development Corp., Inc., its principal U.S. operating subsidiary.

        Carlo Salvi.    Mr. Salvi has been one of our directors since February 1997 and was named Vice Chairman of our board of directors in September 2001. He has served as our President and Chief Executive Officer from August 1998 to September 2001 and as our Executive Vice President from November 1997 to August 1998. Additionally, from February 1997 to June 1999, Mr. Salvi served as a Chairman of the board of directors of Sicor S.p.A. In June 1999, Mr. Salvi was named Vice President of Sicor S.p.A. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch (Alco) in Lugano, Switzerland, which acts as an agent and distributor of some of our API products. From 1986 to September 1995, he was General Manager of Alco.

        Lee Burg.    Mr. Burg was elected to our board of directors in May 2001. He served as General Manager of Apothecon, a wholly-owned subsidiary of Bristol-Myers Squibb, from June 1990 to March 1997. Prior to joining Apothecon, Mr. Burg was responsible for the Managed Care Division at E.R. Squibb & Sons. Mr. Burg has spent over 25 years in various senior level positions in sales and marketing in a number of pharmaceutical companies. Mr. Burg has a bachelor of science degree in chemistry and biology from Tarkio College.

        Herbert J. Conrad.    Mr. Conrad has been one of our directors since September 1993. From April 1988 to August 1993, Mr. Conrad was President of the Pharmaceuticals Division and Senior Vice President of Hoffmann-La Roche Inc. Mr. Conrad was a member of the board of directors of Hoffmann-La Roche and a member of its Executive Committee from December 1981 through August 1993. Mr. Conrad joined Hoffmann-La Roche in 1960 and held various positions over the years including Senior Vice President of the Pharmaceuticals Division, Chairman of the Board of Medi-Physics, Inc. and Vice President, Public Affairs and Planning Division. Mr. Conrad is a director of Biotechnology General Corp., and Chairman of GenVec, Inc.

        Carlo Ruggeri.    Mr. Ruggeri has been one of our directors since March 1999. He served as President of Élan Pharma Inc., a subsidiary of Élan, from January 1992 to June 1997. Between 1988 and 1991, he was Chairman and Chief Executive Officer of Vega Biomedical Corp., a medical diagnostics company, and was Vice President of Sclavo, a medical diagnostics company, from January 1986 to December 1987. Prior thereto, from 1979, Mr. Ruggeri held various senior positions in sales and marketing in the U.S. diagnostics industry.

Legal Proceedings

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. We have supplied and are continuing to supply documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are defendants in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on us. We are also a defendant in various actions, claims and legal proceedings arising from our normal business operations. We believe we have meritorious defenses and intend to vigorously defend against all allegations and claims. In our opinion, liabilities arising from such matters, if any, will not have a material adverse effect on our business.

RISK FACTORS

        You should carefully consider the following risks, together with all of the other information included or incorporated by reference in this Form 10-K, before making an investment decision. If any of the following risks occurs, our business, financial condition, operating results and prospects could be materially adversely affected. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

We currently derive a large percentage of our sales from one product, propofol. If sales of propofol decrease, our results of operations may be adversely affected.

        In 1999, we began to market the first generic formulation of propofol in the United States, which is currently the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 34%, 33%, and 21% of our consolidated revenues during 2001, 2000, and 1999, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or non-propofol injectable general anesthetics, may have a material adverse effect on us. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

        In March 1999, we amended our sales and distribution agreement with Baxter to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States and the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, the agreement with Baxter may be terminated by either party upon two years' prior notice. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our revenues will not meet our expectations and our business will be harmed.

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

        Our facilities, manufacturing procedures and operations and the procedures we use in testing our products are also subject to regulation by the FDA and other authorities, who conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP, and other FDA regulations. Following these inspections, the FDA may issue notices on Form 483, listing conditions that the FDA inspectors believe may violate cGMP or other FDA regulations, and warning letters that could cause us to modify certain activities identified during the inspection.

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

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. We have supplied, and are continuing to supply, documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are defendants in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

        In 2001, 39% of our total revenues were derived from our operations outside the United States, and 32% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

        In 2001, 18% of our total revenues were derived from our Mexican operations, and 12% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. During 2000, the National Action Party won the presidential election. Although the National Action Party is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

In 2001, the government of Mexico accounted for 9% of our total sales. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

        In 2001, the government of Mexico accounted for 9% of our total sales, as compared to 11% and 11% in 2000 and 1999, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.

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

        On June 29, 2001, the Financial Accounting Standards Board, or the FASB, approved two statements on business combinations and intangible assets, the result of which is to mandate the use of the purchase method of accounting for all business combinations commenced after June 30, 2001, thereby prohibiting further use of the pooling-of-interests accounting method. In addition, the FASB has adopted an annual impairment test, rather than amortization, to account for goodwill. Under the FASB's new statements, goodwill amortization expense is eliminated in future periods; however, if the fair value of our goodwill is determined at some future date to be less than its recorded value, a charge to earnings would be required. Such a charge may be material to our results of operations and net worth.

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

        We have significant operations in several countries, including the United States, Italy, Mexico and Lithuania. In addition, we make purchases and sales in a large number of other countries. As a result, our business is subject to the risks and uncertainties of foreign currency fluctuations. To the extent that we incur expenses in one currency but earn revenue in another, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that our foreign currency and receivables denominated in foreign currency are greater or less than our liabilities denominated in foreign currency, we have foreign exchange exposure. In response to this exposure, we have entered into hedging transactions designed to reduce our exposure to the risks associated with Euro (previously Italian Lira) rate fluctuations, but those transactions cannot eliminate the risks entirely, and there can be no assurance that we will be able to enter into those transactions on economical terms, or at all, in the future.

We depend on key officers and qualified scientific and technical employees. The loss of key personnel could have a material adverse effect on us.

        We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. We do not have any employment agreements with any of our key executive officers, other than Marvin S. Samson, our President and Chief Executive Officer, and Frank C. Becker, our Executive Vice President and Chief Operating Officer, and we do not maintain key person life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Due to the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

Risks Related to Our Common Stock

An existing shareholder owns approximately 20% of our common stock, which may allow him to influence shareholder votes.

        Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 20% of our outstanding shares of common stock. In addition, pursuant to a shareholder's agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors, who in turn are entitled to nominate, jointly with two of our executive officer directors, five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

        The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $9.94 per share and $27.18 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of February 28, 2002 we had 115,546,541 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,065,472 shares of our common stock, may sell his shares in the public market at any time after April 8, 2002, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitles it to have 21,000,000 of the 23,065,472 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 246,964 shares of common stock registered for sale in the public market.

        We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,388 shares of its 681,551 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock within 30 days after January 10 of each of 2002, 2003, 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange. In February 2002, Sankyo exercised its 2002 exchange right, and the Company issued 78,429 shares its common stock in exchange for 170,388 shares of its Metabasis preferred stock.

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

Item 2. PROPERTIES

        Our corporate headquarters are located in Irvine, California. We maintain manufacturing facilities, research and development facilities, offices, warehouses and distribution centers in the United States, Italy, Mexico and Lithuania. We also maintain a research and development facility and offices in

Switzerland. None of the leases is financially material to us. The following table presents the principal facilities owned or leased by us and indicates the location and type of each of the facilities.

Location	Square Footage	Status	Description
United States
Irvine, California	292,570	Leased	Manufacturing, R&D, warehouse, office
San Diego, California	150,000	Leased	Sub-leased to third-party tenants
Italy
Rho	59,790	Owned	Manufacturing, R&D, warehouse, office
Santhià	172,040	Owned	Manufacturing, R&D, warehouse
Corana	83,490	Leased	Manufacturing, R&D, warehouse, office
Milan	2,200	Leased	Office
Mexico
Mexico City	73,200	Owned	Manufacturing, R&D, warehouse, office
Mexico City	12,180	Owned	Office
Toluca	35,150	Owned	Manufacturing, R&D, warehouse, office
Toluca	39,030	Owned	Manufacturing (finished dosage biopharmaceuticals)
Mexico City	24,760	Leased	R&D, warehouse
Lithuania
Vilnius	61,890	Owned	Manufacturing, R&D, warehouse, office
Vilnius	35,000	Owned	Protein manufacturing, R&D, warehouse, office
Vilnius	22,790	Owned	Warehouse
Switzerland
Vacallo	9,330	Leased	R&D
Lugano	1,040	Leased	Office

Item 3. LEGAL PROCEEDINGS

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. We have supplied and are continuing to supply documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are defendants in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of this matter. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on us. We are also a defendant in various actions, claims and legal proceedings arising from our normal business operations. We believe we have meritorious defenses and intend to vigorously defend against all allegations and claims. In our opinion, liabilities arising from such matters, if any, will not have a material adverse effect on our business.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On December 21, 2001, SICOR held a Special Meeting of Stockholders. There were issued and outstanding on November 20, 2001, the record date, 114,262,700 shares of common stock. There were present at the meeting, in person or by proxy, shareholders of SICOR who were the holders of 105,122,477 shares of common stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:

  •
  The amendment and restatement of our Restated Certificate of Incorporation, as amended, was approved. Shares voted for the proposal were 102,397,220, with 2,654,761 shares voted against, 70,496 shares abstained and there were no broker non-votes.

  •
  The amendment and restatement of the SICOR Inc. 1997 Long-Term Incentive Plan was approved. Shares voted for the proposal were 48,893,340, with 31,228,670 shares voted against, 142,638 shares abstained and there were 24,857,829 broker non-votes.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  Market Information

        Our common stock has been quoted on the Nasdaq National Market under the symbol "SCRI" since our name change in June 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock, as reported on the Nasdaq National Market.

	High	Low
January 1 - March 31, 2000	$11.500	$6.500
April 1 - June 30, 2000	$12.875	$7.813
July 1 - September 30, 2000	$10.938	$7.750
October 1 - December 31, 2000	$16.250	$10.000
	High	Low
January 1 - March 31, 2001	$14.125	$9.938
April 1 - June 30, 2001	$23.100	$10.120
July 1 - September 30, 2001	$27.180	$17.340
October 1 - December 31, 2001	$21.820	$14.300

  (b)
  Holders

        On February 28, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $16.00 per share. As of February 28, 2002, there were approximately 639 holders of record of our common stock.

  (c)
  Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future.

  (d)
  Recent sales of unregistered securities.

        In October 2001, we issued warrants to purchase 150,000 shares of common stock pursuant to section 4(2) of the Securities Act of 1933, in connection with a financing commitment for Biotechna. These warrants have an exercise price of $3.50 per share and expire in December 2006.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        We have derived the selected financial statement presented below from our audited consolidated financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations and you should read the selected consolidated financial data together with the audited consolidated financial statements and related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended December 31,
	2001	2000	1999	1998(2)	1997(1)(2)
INCOME STATEMENT DATA
Revenues:
Product sales	$369,832	$293,778	$223,700	$168,080	$140,424
Contract research and license fees	—	—	5,303	10,415	9,257

Total revenues	369,832	293,778	229,003	178,495	149,681
Cost and expenses:
Cost of sales	190,355	166,389	143,752	119,237	99,008
Research and development	21,008	18,316	15,797	23,140	26,118
Selling, general and administrative (3)	60,339	51,651	41,001	35,968	46,993
In-process research and development (3)	21,700	—	—	—	29,200
Write-down of long-lived assets, investment and restructuring charge (3)	3,462	—	1,777	1,839	14,666
Amortization of goodwill and intangibles	6,159	5,940	6,098	5,982	4,367
Interest and other, net	1,149	6,407	7,188	6,719	2,298

Total costs and expenses	304,172	248,703	215,613	192,885	222,650

Income (loss) before income taxes	65,660	45,075	13,390	(14,390)	(72,969)
Credit (provision) for income taxes (4)	13,592	(6,613)	(1,746)	(5,111)	(3,179)

Income (loss) before minority interest	79,252	38,462	11,644	(19,501)	(76,148)
Minority interest	—	—	31	800	—

Income (loss) before cumulative effect of change in accounting principle	79,252	38,462	11,675	(18,701)	(76,148)
Cumulative effect of change in accounting principle, net of taxes (5)	—	(2,854)	—	—	—

Net income (loss)	79,252	35,608	11,675	(18,701)	(76,148)
Dividends on preferred stock, including undeclared cumulative dividends of $7,500 as of December 31, 2001	(6,000)	(6,000)	(6,000)	(6,000)	(6,000)

Net income (loss) applicable to common shares	$73,252	$29,608	$5,675	$(24,701)	$(82,148)

Net income (loss) per common share(6):
Basic	$0.70	$0.31	$0.07	$(0.31)	$(1.14)
Diluted	0.67	0.29	0.07	(0.31)	(1.14)
Shares used in calculating per share amounts(6):
Basic	103,932	94,937	85,340	79,479	71,800
Diluted	108,571	102,170	85,908	79,479	71,800

	Years Ended December 31,
	2001	2000	1999	1998(2)	1997(1)(2)
OPERATING RATIOS
Gross margin as a percent of product sales	48.5%	43.4%	35.7%	29.1%	29.5%
Net income (loss) applicable to common shares, as a percent of total revenue	19.8%	10.1%	2.5%	(13.8)%	(54.9)%
Effective tax rate	(20.7)%	14.7%	13.0%	(35.5)%	(4.4)%
Net income (loss) applicable to common shares, as a percent of average stockholders' equity	16.8%	12.3%	3.0%	(13.8)%	(64.2)%
BALANCE SHEET DATA
Cash, cash equivalents, and short-term investments	$290,310	$62,702	$47,506	$24,461	$41,624
Working capital	326,987	79,185	42,278	18,279	40,203
Total assets	784,220	425,600	386,179	372,728	364,339
Long-term debt, less current portion	30,352	16,205	38,108	52,318	43,193
Accumulated deficit	(233,450)	(312,702)	(348,310)	(359,985)	(341,284)
Total stockholders' equity	597,900	273,458	208,854	169,413	188,090

(1)
1997 amounts include the results for Rakepoll Holding B.V. and Diaspa, S.p.A from February 28, 1997, the date of acquisition (see Note 1 in the notes to the 2000 audited consolidated financial statements).

(2)
Restated to reflect the retroactive effect to the change in accounting for certain inventories from the LIFO method to the FIFO method during 1999 (see Note 3 in the notes to the 2000 audited consolidated financial statements).

(3)
We have recorded the following special charges to income:

•
In 1997, we recorded a charge for a write-down of investment and restructuring of $14.7 million of which $11.5 million was related to the divestiture of an 81% interest in Gensia Automedics and $3.2 million was related to the relocation of our corporate office to Irvine, California (see Note 13 in the notes to the 1999 audited consolidated financial statements).

•
In connection with the acquisition of Rakepoll Holding B.V. in 1997, we wrote off $29.2 million of acquired in-process research and development (see Note 11 in the notes to the 1999 audited consolidated financial statements).

•
In 1998, we wrote off our remaining investment of $1.8 million in Gensia Automedics (see Note 12 in the notes to the 2000 audited consolidated financial statements).

•
In 1999, we wrote off $1.8 million related to our investment in Metabasis (see Note 13 in the notes to the 2001 audited consolidated financial statements).

•
During the first quarter of 2000, we recorded non-cash compensation of $2.6 million in selling, general and administrative related to performance incentives earned by Donald E. Panoz under the terms of his agreement to serve as our Chairman of the Board (see Note 9 in the notes to the 2001 audited consolidated financial statements).

•
During the first quarter of 2001, we wrote off $3.5 million for impairment of non-strategic assets and goodwill held by a business unit in Italy (see Note 13 in the notes to the 2001 audited consolidated financial statements).

•
During 2001, we recorded non-cash compensation of $1.4 million selling, general and administrative for stock options issued in connection with a three-year consulting agreement with

    Marvin Samson Board (see Note 9 in the notes to the 2001 audited consolidated financial statements).

  •
  During the third quarter of 2001, we recorded a $21.7 million charge for in-process research and development related to our acquisition of Gatio Investments, B.V., a holding company, which is the sole owner of Biotechna (see Note 12 in the notes to the 2001 audited consolidated financial statements).

(4)
During the fourth quarter of 2001, we recognized an income tax benefit of $25.9 million associated with our net operating loss carryforward.

(5)
During the fourth quarter of 2000 we adopted, as required, the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000 (see Note 3 in the notes to the 2001 audited consolidated financial statements).

(6)
Computed on the basis described for earnings per share in Note 2 in the notes to the 2001 audited consolidated financial statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

Overview

        We are a vertically integrated, multinational pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals.

        We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Mexico and, as a result of our recently acquired biopharmaceuticals operations, Lithuania, which we completed in July 2001. Accordingly, our operating results through June 30, 2001 do not include any amounts related to our biopharmaceutical operations. Our operations in the United States are devoted entirely to finished dosage injectable pharmaceutical products while our operations in Italy are devoted entirely to APIs. In Mexico, for the twelve months ended December 31, 2001, approximately 71% of our revenues were derived from finished dosage injectable pharmaceutical products with the balance from the manufacture and sale of APIs. Our finished dosage injectable pharmaceuticals operations represented 71% of our total revenues and 89% of our total income before income taxes for the year ended December 31, 2001. Our API operations represented 29% of our total revenues and 14% of our total income before income taxes for the year ended December 31, 2001. For the three years ended December 31, 2001, the units that correspond to the United States, Italy and Mexico are further described in Note 16 "Segment and Geographic Information" in the Notes to the December 31, 2001 audited Consolidated Financial Statements.

        Our Revenues.    We generate most of our revenues from the sale of our finished dosage injectable pharmaceutical products, including revenue from contract manufacturing. We derive a substantial portion of our overall product sales from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on us. We sell propofol in the United States through Baxter, our exclusive marketing partner for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 34%, 33% and 21% of our consolidated net revenue during 2001, 2000, and 1999 respectively, of which a substantial majority was derived from the sale of propofol.

        Although our API revenues represented approximately 29% of our total product revenues in 2001, they only contributed approximately 14% to our total income before income taxes. Our API operations have considerably lower gross margins than our finished dosage pharmaceutical products operations. This is due, in part, to active competition from developing nations, such as China and India, who manufacture API products with very low cost structures.

        As a result of our recent acquisition of Biotechna U.A.B. on July 25, 2001, we currently generate revenues from the sale of two biopharmaceutical products, human growth hormone and interferon a-2b. We expect revenues from biopharmaceutical products to grow in the future as patents on such products expire in Western Europe and the United States.

        As competition increases from other generic pharmaceutical manufacturers, our selling prices and related profit margins tend to decrease as these manufacturers gain regulatory approvals to market generic products and compete with lower prices. Thus, our future operating results are dependent on, among other factors, our ability to introduce new generic products before our competition.

        Our Costs and Expenses.    Cost of sales for the years ended December 31, 2001, 2000 and 1999 were $190.4 million, $166.4 million, and $143.8 million, respectively, which yielded a product gross margin in those years of 49%, 43%, and 36%, respectively. Product cost of sales increased in proportion to growth in sales volume since 1999; however, product gross margins have been progressively increasing primarily as a result of a favorable mix of newer products which generally carry higher margins than our more mature products.

        Research and development expenses for the years ended December 31, 2001, 2000 and 1999 totaled $21.0 million, $18.3 million and $15.8 million, respectively. In the past, research and development expenses have represented, on average, 6% to 7% of total revenues. However, we expect our research and development expenses to increase as we pursue new product opportunities, especially those that may require clinical trials. From time to time, we may supplement our research and development efforts by entering into research and development agreements, joint ventures and other collaborative arrangements with other companies to enhance and complement our product development program.

        Selling, general and administrative expenses for the years ended December 31, 2001, 2000 and 1999 were $60.3 million (16% of revenue), $51.7 million (18% of revenue) and $41.0 million (18% of revenue), respectively. These expenses may increase as we support the launch of new products.

        Biotechna Acquisition.    On July 25, 2001, we acquired all of the outstanding stock of Gatio, a holding company, which is the sole owner of Biotechna, in exchange for 1.5 million shares of our common stock. The transaction was accounted for using the purchase method, and as a result, we recorded a charge of $21.7 million for in-process research and development. Additionally, we established $11.9 million of non-amortizable goodwill and $8.6 million of developed technology, the latter of which will result in amortization expense of $0.9 million per year over the next ten years.

        Dividends on Preferred Stock.    Dividends relate to our $3.75 convertible exchangeable preferred stock, $0.01 par value, issued in February 1993. Annual dividends on our preferred stock of $6.0 million in 2001, 2000 and 1999, respectively, consisted of payments of $1.5 million during each of the four quarters. In 2002, we purchased or redeemed all 1,600,000 shares of our $3.75 preferred stock in exchange for $64.4 million in cash and 1,100,000 shares of our common stock.

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

        We applied the new rules in accounting for acquisitions consummated after June 30, 2001 and beginning in the first quarter of 2002 on accounting for existing goodwill and other intangible assets. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 to existing goodwill at June 30, 2001 is expected to result in an increase in net income of approximately $2.3 million per year. By June 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet determined what the effect of these tests will be on our earnings and financial position.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Company will adopt FAS 144 as of January 1, 2002. The Company has not yet determined the impact this standard will have on its operating results and financial position.

        Tax Loss Carryforwards and Tax Credits.    As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $138.3 million and research and development tax credit carryforwards of approximately $12.3 million. We have recognized the benefit for the carryforward amount we believe will be more likely than not to be realized. The remainder is reserved with a valuation allowance. We will continue to evaluate the need for a valuation allowance on an annual basis. The acquisition of Rakepoll Holding by the Company caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Service Code, annual use of our net operating loss and credit carryforward is limited. This limitation has been considered in assessing the realizability of the deferred tax assets.

Results of Operations

  Comparison of Operating Results for the Years Ended December 31, 2001, 2000 and 1999

        Earnings Summary.    Total revenues for 2001 were $369.8 million as compared to $293.8 million in 2000 and $229.0 million in 1999. In 2001, we reported net income applicable to common shares of $73.3 million, as compared to net income applicable to common shares of $29.6 million in 2000, and $5.7 million in 1999. In 2001, we recorded a $21.7 million charge for in-process research and development related to our acquisition of Biotechna in the second quarter, an impairment charge of $3.5 million related to our Italian operations in the first quarter of 2001, and a $25.9 million income tax benefit associated with our net operating loss carryforward. Our 2000 results included a $2.9 million charge, net of taxes, for the cumulative effect of a change in accounting principle related to the adoption of the SEC Staff Accounting Bulletin No. 101, or SAB 101. During the second quarter of 1999, we divested a 46% interest in Metabasis, a proprietary research and development subsidiary, to Metabasis management. Subsequently, due to the uncertain value of the remaining interest, we wrote off our remaining $1.8 million investment in Metabasis. As a result of the divestiture, the operating results of Metabasis are only included in our consolidated results through the quarter ended March 31, 1999. Starting in the second quarter of 1999, Metabasis has been accounted for under the equity method. After taking into account certain additional financing obtained by Metabasis in July 2000 and October 2001, we retain an approximately 20% equity interest.

        Product Sales.    Product sales increased to $369.8 million in 2001 from $293.8 million in 2000 and $223.7 million in 1999. Our product sales increased approximately 26% in 2001 compared to 2000. The increase was due primarily to higher sales of propofol and contract manufacturing in the United States. Propofol sales during 2001 accounted for more than one-third of the increase in revenue from 2000. Offsetting the increase were lower sales of finished dosage products to the Mexican government in 2001 relative to 2000. The increase in our product sales in 2000 compared to 1999 was mainly due to higher sales of our propofol product in the United States, accounting for approximately 60% of the increase. Also contributing to higher product sales in 2000 were increased sales of specialty products by our U.S. operations and higher sales by our Mexican operations to the Mexican government's public hospital programs. Offsetting the increase in product sales in 2000 relative to 1999 was a one-time sale of oncology finished goods inventory to Abbott, in January 1999, resulting from a sales and distribution agreement entered into with Abbott at that time. Pursuant to the Hatch/Waxman Act, we had a 180-day exclusive period in which to sell propofol without other generic competition. The 180-day exclusivity period was initiated in the second quarter of 1999 with the commercial launch of propofol and expired on October 15, 1999.

        Contract and License Fees.    We did not record contract research and license fees during 2001 and 2000 as compared to $5.3 million recorded during 1999. The decrease was mainly due to a $3.5 million non-recurring reimbursement received in March 1999 from Baxter for expenses incurred by us for propofol research and development and the partial divestiture of Metabasis in the second quarter of 1999.

        Costs and Expenses.    Cost of sales in 2001 was $190.4 million which yielded a product gross margin of 49%, compared to cost of sales of $166.4 million in 2000 which yielded a product gross margin of 43%, and cost of sales of $143.8 million in 1999 which yielded a gross margin of 36%. The increase in gross margin in 2001 was due primarily to increased sales of propofol and other new products and reduced per-unit overhead costs due to increased manufacturing volumes. The increase in gross margin in 2000 relative to 1999 was mainly due to sales of propofol in the United States, sales of corticosteroid products in Italy, as well as increased production efficiencies due to upgrading of facilities and equipment in Mexico.

        Research and development expenses totaled $21.0 million in 2001, compared to $18.3 million in 2000 and $15.8 million in 1999. The increase in 2001 relative to 2000 is mainly due to expenses of our newly acquired Biotechna subsidiary, which did not exist in the prior year, as well as higher development expenses in Mexico related to our biotechnology business initiated with the acquisition of Biotechna. The increase in expenses in 2000 compared to 1999 was mainly due to a $1.3 million charge for a technology acquisition from Aesgen, Inc. during the second quarter of 2000, as well as higher product development expenses in the United States and Mexico. This increase was offset by the absence of $2.0 million in research and development expenses incurred by Metabasis prior to its partial divestiture in the second quarter of 1999.

        Selling, general and administrative expenses for the years ended December 31, 2001, 2000 and 1999 were $60.3 million, $51.7 million and $41.0 million, respectively. The increase in 2001 compared to 2000 is primarily due to higher selling and legal expense, as well as administrative expenses of Biotechna, which did not exist in the prior year. Also included in the increase is compensation expense of $1.4 million through September 9, 2001 relating to options granted to Mr. Samson, our President and Chief Executive Officer, while he was a consultant. In addition, we recorded $1.2 million of deferred compensation as of September 9, 2001, which we will amortize ratably to compensation expense through April 30, 2004 to reflect the appropriate treatment of Mr. Samson's options once he became an employee. The increase in expenses in 2000 relative to 1999 was primarily due to a non-cash compensation charge of $2.6 million in the first quarter of 2000 for performance incentives earned by Mr. Panoz under the terms of his agreement to serve as our non-executive Chairman of the Board, of which $1.6 million was related to the vesting of Mr. Panoz's stock options and $1.0 million was recorded when we reached a market capitalization of $1.0 billion. Also contributing to the increase in selling, general and administrative expenses was a charge of $2.5 million for legal reserves, higher management incentive compensation costs associated with our increased profitability and additional expenses associated with the development of a private sector sales force in Mexico. The charge for legal reserves represented our estimate of costs that will be incurred in connection with an ongoing investigation by the U.S. Department of Justice and U.S. Department of Health and Human Services regarding issues surrounding pricing information reported by drug manufacturers and used in the calculation of reimbursements made under Medicaid.

        We recorded amortization of goodwill and intangibles expense of $6.2 million, $5.9 million and $6.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        We had interest and other expenses of $1.1 million, $6.4 million and $7.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. The reduction in net interest expense was primarily due to increased interest income earned on higher cash and short-term investment balances, and a reduction in foreign exchange losses. The decrease in interest and other expenses in 2000 compared to 1999 was largely due to increased interest income earned on higher cash and short-term investment balances and reduced interest expense due to the conversion of long-term debt to equity in the second quarter of 2000. Offsetting this reduction were increased expenses associated with deferred mandatory profit sharing and foreign exchange losses at our Mexican operations.

        Since our divestiture of a 46% interest in Metabasis and our subsequent write-off of our remaining $1.8 million investment in the second quarter of 1999, the financial activity of Metabasis has not been reflected in our consolidated financial results.

        Income Tax Expense.    We recorded income tax benefit of $13.6 million in 2001 as compared with $6.6 million and $1.7 million of tax expense for the years ended December 31, 2000 and 1999 respectively. The tax benefit for 2001 included $56.3 million from the reduction in the valuation allowance to recognize deferred tax assets related to U.S. operations. In accordance with accounting principles generally accepted in the United States, or GAAP, we will continue to evaluate the need to maintain a valuation allowance against our deferred tax assets.

        Minority Interest Income.    We had minority interest income of $31,000 for the year ended December 31, 1999 which represented the minority stockholders' proportionate share of the loss in Metabasis. Metabasis was partially divested by us in the second quarter of 1999, and has since that time not been reflected in our consolidated financial results.

Summary of Critical Accounting Policies

        Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue recognition. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. We estimate sales reductions that arise due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, rebates, and early payment discounts. We also reduce revenues for estimated product returns at the time of sale based on historical trends. For contracts under which we are reimbursed for research and development efforts, we recognize revenue in accordance with the terms of the contract as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. We recognize nonrefundable license fees and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

  •
  Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for excess and obsolete inventories are provided based on inventory levels on-hand, future purchase commitments, and current product demand. If future demand were significantly less favorable than that projected by management, then increases to the reserve would be required.

  •
  Accounts Receivable. We estimate allowances for potential credit losses based on past trends. Our losses have historically been within our expectations. We generate approximately 34% of our revenue and corresponding accounts receivable from sales to a single customer. If our primary customer experiences significant adverse conditions in its operations, our customer may not be able to meet its ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing sales commitments. Such commitments would have a material adverse impact on our financial results. Outstanding accounts receivable from this customer approximated $17 million as of December 31, 2001.

  •
  Deferred Tax Assets. As of December 31, 2001, we have approximately $110 million of deferred tax assets related principally to domestic federal and California net operating loss carryforwards that begin to expire in 2005 and 2002, respectively, for which a valuation allowance of approximately $56 million has been recorded. The realization of these assets is based upon estimates of future taxable income and projections utilized in our internal forecasts. We evaluate the level of our valuation allowance annually, as long as we are profitable, and more frequently if our operating results significantly decline.

  •
  Impairment. Through December 31, 2001, we reviewed long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicated that the total amount of an asset might not be recoverable. We recognized an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition were less than its carrying amount. After December 31, 2001, accounting principles generally accepted in the United States require us to adopt Statement of Financial Accounting Standard No. 142 which will require us to analyze our goodwill for impairment using a fair value approach during the first six months of fiscal 2002, and then on an annual basis thereafter. The annual goodwill fair value evaluations under Statement No. 142 are expected to be based on a combination of present value cash flow analyses and considerations as to the market price of our stock. These factors and assumptions, and changes in them, could result in an impairment of goodwill in the future. Management has not yet determined the impact that the initial adoption of this standard will have on our 2002 operating results and financial position.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash, cash equivalents, and short-term investments of $290.3 million and working capital of $327.0 million compared to $62.7 million and $79.2 million, respectively, as of December 31, 2000.

        The increase in cash in 2001 was mainly due to our generation of $93.0 million in cash from operations and $193.2 million in financing activities following the issuance of 11.5 million shares of common stock for net proceeds of approximately $203.7 million. These net cash inflows were partially offset by a net investment of $43.0 million in property and equipment and the establishment of a $15.0 million compensating balance for our Biotechna credit facility. A significant source of operating cash flow during 2001 was a $15.9 million increase in accounts payable and accruals, which was partially offset by like amounts in other current assets. The increase in accounts payable and accruals was primarily attributable to higher purchases of raw materials and timing of payments, as well as a higher income tax liability related to increased taxable income. The increase in inventory levels primarily reflects our expectation of continued expansion at our U.S. operations.

        We invested $43.0 million in property and equipment during 2001, as compared to $29.6 million during the prior year. The increase mainly reflects ongoing investment in plant and equipment infrastructure at our domestic, Italian, and Mexican operations in order to support current manufacturing levels, as well as the anticipated launch of new products.

        We generated $193.2 million in cash flow from financing activities during 2001, which consisted primarily of cash proceeds of $209.9 million from the issuance of common stock and warrants, offset mainly by a net reduction of $9.7 million in long-term debt and capital lease obligations and the payment of $6.0 million in cash dividends to our preferred stockholders. These changes reflect an inflow of $203.7 million following the issuance of 11.5 million shares of common stock during the third quarter, as well as an increase in cash outflows towards long term debt and capital lease obligations, primarily in Italy and Lithuania.

Factors that may affect future financial condition and liquidity

        We expect to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on worldwide product development and marketing activities during 2002 is approximately $50 million. Our management also plans to invest approximately $40 million through the end of 2002 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flows from operations and new lease agreements. Cash requirements for Biotechna were approximately $4 million during the fourth quarter of 2001. We expect to continue to fund Biotechna's cash requirements, including approximately $10 million in 2002, and approximately $2 million in the first quarter of 2003.

        The following table summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We also may be required to pay up to approximately $18 million in milestone payments, plus sales royalties, in the event that all the research under certain development agreements is successful.

Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Long-term debt	$36,850	$7,112	$14,091	$15,647
Capital lease obligations	1,358	744	614	—
Operating leases	44,908	9,700	15,996	19,212
Capital expenditures	5,284	5,284	—	—

Total contractural obligations	$88,400	$22,840	$30,701	$34,859

        We expect that our operating cash flows, our current cash, cash equivalents, and short-term investments at December 31, 2001 of $290.3 million and commitments from third parties, will enable us to maintain our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. Financing may not be available on acceptable terms, or at all.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

        Interest Rate Risk.    At December 31, 2001, we had current cash, cash equivalents, and short-term investments of approximately $290.3 million. These investments consist of cash and highly liquid debt securities. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at December 31, 2001 would cause the fair market value of our current cash, cash equivalents and short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income. Additionally, we are subject to interest rate risk with respect to our debt outstanding. Most of our long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, we will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts.

        Foreign Currency Exchange Rate Risk.    We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Euro call options on a monthly basis to strike at a rate equal to or above our budgeted exchange rate. In November 2001, Sicor S.p.A. entered into twelve monthly U.S. $2.0 million U.S. Dollar put/Euro call options at a strike price of 0.92 Euro per U.S. $1.00, exercisable at the end of each month starting in January 2002. The cost of each call option is expensed as it becomes exercisable, and any resulting gain is recognized as a foreign exchange gain. As of February 28, 2002, none of the call options had been exercised.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

SICOR Inc.

        We have audited the accompanying consolidated balance sheets of SICOR Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SICOR Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3, in 2000 the Company changed its revenue recognition policy.

                      ERNST & YOUNG LLP

San Diego, California
February 13, 2002,
except for the second paragraph of the
Preferred Stock section of Note 9,
as to which the date is March 15, 2002

SICOR Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$226,568	$23,054
Short-term investments	63,742	39,648
Accounts receivable, net	71,251	65,708
Inventories, net	59,678	48,466
Other current assets	35,199	10,788

Total current assets	456,438	187,664
Property and equipment, net	162,284	115,939
Other noncurrent assets	50,848	20,565
Intangibles, net	45,086	39,627
Goodwill, net	69,564	61,805

	$784,220	$425,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,661	$35,218
Accrued payroll and related expenses	10,214	8,848
Other accrued liabilities	39,097	25,484
Short-term borrowings	33,623	30,855
Current portion of long-term debt	7,112	6,995
Current portion of capital lease obligations	744	1,079

Total current liabilities	129,451	108,479
Other long-term liabilities	10,458	11,645
Long-term debt, less current portion	29,738	14,847
Long-term capital lease obligations, less current portion	614	1,358
Deferred tax liability	16,059	15,813
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 1,600 issued and outstanding, liquidation preference of $87,500	16	16
Common stock, $0.01 par value, 250,000 shares authorized, 114,300 and 99,792 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	1,143	998
Additional paid-in capital	836,883	589,319
Deferred compensation	(1,358)	(351)
Accumulated deficit	(233,450)	(312,702)
Accumulated other comprehensive loss	(5,334)	(3,822)

Total stockholders' equity	597,900	273,458

	$784,220	$425,600

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Product sales	$369,832	$293,778	$223,700
Contract research and license fees	—	—	5,303

Total revenues	369,832	293,778	229,003
Costs and expenses:
Cost of sales	190,355	166,389	143,752
Research and development	21,008	18,316	15,797
Selling, general and administrative	60,339	51,651	41,001
In-process research and development	21,700	—	—
Write-down of long-lived assets, investment and restructuring charge	3,462	—	1,777
Amortization of goodwill and intangibles	6,159	5,940	6,098
Interest and other, net	1,149	6,407	7,188

Total costs and expenses	304,172	248,703	215,613
Income before income taxes	65,660	45,075	13,390
Credit (provision) for income taxes	13,592	(6,613)	(1,746)

Income before minority interest	79,252	38,462	11,644
Minority interest	—	—	31

Income before cumulative effect of change in accounting principle	79,252	38,462	11,675
Cumulative effect of change in accounting principle, net of taxes	—	(2,854)	—

Net income	79,252	35,608	11,675
Dividends on preferred stock	(6,000)	(6,000)	(6,000)

Net income applicable to common shares	$73,252	$29,608	$5,675

Net income per share—basic:
Income before cumulative effect of change in accounting principle	$0.70	$0.34	$0.07
Cumulative effect of change in accounting principle	—	(0.03)	—

Net income per share	$0.70	$0.31	$0.07

Net income per share—diluted:
Income before cumulative effect of change in accounting principle	$0.67	$0.32	$0.07
Cumulative effect of change in accounting principle	—	(0.03)	—

Net income per share	$0.67	$0.29	$0.07

Shares used in calculating per share amounts
—Basic	103,932	94,937	85,340
—Diluted	108,571	102,170	85,908

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 2001

(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	1,600	$16	79,717	$797	$528,545	$—	$(359,985)	$40	$169,413
Comprehensive income (loss):
Net income							11,675		11,675
Foreign currency translation adjustments								(2,582)	(2,582)
Unrealized gain on securities available-for-sale								4	4

Comprehensive income									9,097
Issuance of common stock			9,131	91	36,437				36,528
Cash dividends on preferred stock					(6,000)				(6,000)
Other					(279)				(279)
Deferred compensation — stock options					95	(95)			—
Amortization of unearned compensation						95			95

Balance at December 31, 1999	1,600	16	88,848	888	558,798	—	(348,310)	(2,538)	208,854
Comprehensive income (loss):
Net income							35,608		35,608
Foreign currency translation adjustments								(1,306)	(1,306)
Unrealized gain on securities available-for-sale								22	22

Comprehensive income									34,324
Issuance of common stock			10,944	110	34,410				34,520
Cash dividends on preferred stock					(6,000)				(6,000)
Non-employee stock compensation					1,579				1,579
Deferred compensation — stock options					532	(532)			—
Amortization of unearned compensation						181			181

Balance at December 31, 2000	1,600	16	99,792	998	589,319	(351)	(312,702)	(3,822)	273,458
Comprehensive income (loss):
Net income							79,252		79,252
Foreign currency translation adjustments								(1,720)	(1,720)
Unrealized gain on securities available-for-sale								208	208

Comprehensive income									77,740
Issuance of common stock			13,008	130	209,806				209,936
Common stock issued for acquisition			1,500	15	37,661				37,676
Issuance of warrants					2,505				2,505
Tax benefit resulting from exercises of stock options					748				748
Cash dividends on preferred stock					(6,000)				(6,000)
Non-employee stock compensation					1,433				1,433
Deferred compensation — stock options					1,411	(1,411)			—
Amortization of unearned compensation						404			404

Balance at December 31, 2001	1,600	$16	114,300	$1,143	$836,883	$(1,358)	$(233,450)	$(5,334)	$597,900

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$79,252	$35,608	$11,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,201	12,525	12,774
Amortization of goodwill and intangibles	6,159	5,940	6,098
In process research & development	21,700	—	—
Deferred income tax	(32,080)	(538)	(3,145)
Stock-based compensation	1,837	2,760	95
Tax benefit resulting from exercises of stock options	748	—	—
Write-down of long-lived assets, investment and restructuring charge	3,462	—	1,777
Other non-cash expenses	947	536	781
Change in operating assets and liabilities:
Accounts receivable	(7,808)	(17,290)	(1,354)
Inventories	(7,198)	(3,207)	2,237
Other current and noncurrent assets	(6,064)	(1,780)	771
Accounts payable and other current liabilities	15,878	5,490	9,964

Net cash provided by operating activities	93,034	40,044	41,673
Cash flows from investing activities:
Proceeds from short-term investments	95,181	—	—
Purchase of short-term investments	(119,067)	(39,648)	—
Purchases of property and equipment	(42,952)	(29,608)	(29,127)
Proceeds from sale of property	28	119	12,433
Purchase of intangibles	(247)	—	—
Acquisitions of businesses, net of cash acquired	(550)	—	—
Divestiture of Metabasis Therapeutics, Inc.	—	—	(4,911)
Investment in compensating balance cash account	(15,026)	—	—
Other noncurrent assets	(425)	(20)	(9,758)

Net cash used in investing activities	(83,058)	(69,157)	(31,363)
Cash flows from financing activities:
Payments of cash dividends on preferred stock	(6,000)	(6,000)	(6,000)
Issuance of common stock and warrants, net	209,936	17,135	36,437
Change in short-term borrowings	(3,042)	(3,270)	(6,791)
Issuance of long-term debt and capital lease obligations, net	2,059	5,308	14,112
Principal payments on long-term debt from related party	—	—	(10,000)
Principal payments on long-term debt and capital lease obligations	(9,713)	(7,906)	(12,549)

Net cash provided by financing activities	193,240	5,267	15,209
Effect of exchange rate changes on cash	298	(606)	(2,474)

Increase (decrease) in cash and cash equivalents	203,514	(24,452)	23,045
Cash and cash equivalents at beginning of period	23,054	47,506	24,461

Cash and cash equivalents at end of period	$226,568	$23,054	$47,506

Supplemental disclosure of cash flow information:
Interest paid	$4,256	$4,244	$5,383
Income taxes paid	10,194	6,097	1,120
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to settle covertible debt	—	17,943	—
Fair value of assets acquired, net of cash	68,107	—	—
Liabilities assumed	(30,209)	—	—

See accompanying notes.

SICOR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.    Basis of Presentation

  Organization

        SICOR Inc. ("SICOR" or "the Company") is a specialty pharmaceutical company with operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The five wholly owned subsidiaries are as follows: Rakepoll Holding B.V., Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gatio Investments B.V., Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). Additionally, the Company has an approximately 20% equity interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development entity (see Note 13). All significant intercompany accounts and transactions have been eliminated.

  Use of estimates

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

2.    Summary of Significant Accounting Policies

  Cash and cash equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of interest and non-interest bearing checking and savings accounts, money market funds, commercial paper, United States treasuries and government agencies' securities. The carrying amounts approximate fair value due to the short maturities of these instruments. As of December 31, 2001 and 2000, cash and cash equivalents held in foreign accounts consisted of $5.6 and $5.1 million, respectively.

  Short-term investments

        Management has classified the Company's short-term investments as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income.

  Concentration of credit risk

        The Company invests its excess cash in United States government securities and debt instruments of financial institutions and corporations with strong credit ratings. The Company has established guidelines relative to diversification of its cash investments and their maturities intended to maintain lower risk and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The Company's four largest customers accounted for approximately 49% and 47% of net accounts receivable at December 31, 2001 and 2000, respectively.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

  Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed on the straight-line method, except for a portion of building improvements and machinery which is being depreciated on the units of production method, over the following estimated useful lives: building and building improvements—11 to 20 years; machinery and equipment—3 to 15 years; office furniture and equipment 3 to 12 years.

  Goodwill and Intangible Assets

        The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed in acquisitions. In accounting for the acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including developed technology, trademarks and assembled workforce, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill. Amortization of goodwill is computed on the straight-line method over an estimated useful life of 30 years, except for $11.9 million of goodwill arising in the Company's acquisition of Gatio Investments B.V. ("Gatio") in July 2001 (see Note 12), which is not being amortized, but is subject to an annual impairment test. Additionally, the Company has recorded intangible assets related to the purchase of proprietary technology rights. Amortization of intangible assets is computed on the straight-line method over the following estimated useful lives: technology rights—5 years; developed technology 10 to 17 years; trademarks—30 years.

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

  Financial instruments

        The Company does not hold or issue financial instruments for trading purposes. The Company values financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments," as amended. The carrying amounts of cash, accounts receivable, short-term debt and long-term, and variable-rate debt approximate fair value. The Company estimates that the carrying value of long-term fixed rate debt approximates fair value based on the Company's estimated current borrowing rates for debt with similar maturities.

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

        The Company recognizes revenue from product sales upon transfer of title to the product, which generally occurs upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Adjustments to product sales are made for estimated sales discounts offered due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, rebates, and early payment discounts. The Company provides for returns at the time of sale based on estimated product returns. For contracts under which the Company is reimbursed for research and development efforts, revenue is recognized in accordance with the terms of the contract as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. Nonrefundable license fees and milestone revenue from business partners are recognized over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

	Years Ended December 31,
	2001	2000	1999
Numerator:
Net income applicable to common shares—basic numerator	$73,252	$29,608	$5,675
Interest expense on subordinated convertible notes prior to conversion on May 1, 2000	—	394	—

Diluted numerator	$73,252	$30,002	$5,675

Denominator:
Weighted average common shares outstanding—basic	103,932	94,937	85,340
Net effect of dilutive securites:
Stock options	2,918	2,536	325
Warrants	1,308	2,483	243
Shares issuable in connection with convertible notes prior to conversion on May 1, 2000	—	1,749	—
Other	413	465	—

Weighted average common shares outstanding—diluted	108,571	102,170	85,908

Earnings per share—basic	$0.70	$0.31	$0.07
Earnings per share—diluted	$0.67	$0.29	$0.07

        The conversion of the convertible exchangeable preferred stock (see Note 9) was not assumed for purposes of computing diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 since its effect would have been anti-dilutive. Additionally, the conversion of the subordinated convertible notes was not assumed for purposes of computing diluted earnings per share for the year ended December 31, 1999 since its effect would also have been anti-dilutive.

  Stock-based compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for common stock options granted to employees using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant.

        When the exercise price of the employee or director stock options is less than the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense on a straight-line basis over the vesting period of the options.

        Deferred compensation for options granted to nonemployees has been determined in accordance with SFAS No. 123, and Emerging Issues Task Force ("EITF") 96-18, using the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to nonemployees are periodically remeasured as the underlying options vest.

  Foreign currency translation

        With the exception of the Mexican operations, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using current rates of exchange, with gains and losses included only in income and accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets.

        For the Mexican operations, where the functional currency is the U.S. dollar, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the determination of consolidated net income.

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

        The Company has applied SFAS No. 141 for acquisitions consummated after June 30, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.3 million per year through February 2027. By June 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management has not yet determined what the effect of these tests will be on our earnings and financial position.

        In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). The Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Company will adopt FAS 144 as of January 1, 2002. The Company has not yet determined the impact this standard will have on its operating results and financial position.

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

        Prior year amounts have not been restated in the accompanying statements of income. Had this change in accounting principle been applied retroactively, the net income applicable to common shares and earnings per share amounts for the years ended December 31, 2000 and 1999 would have been as follows (in thousands, except per share data):

	Years Ended December 31,
	2000	1999
Pro-forma net income applicable to common shares	$32,462	$4,013
Pro forma earnings per share—basic	0.34	0.05
Pro forma earnings per share—diluted	0.32	0.05

4.    Composition of Certain Consolidated Financial Statement Captions

        Certain consolidated financials statement captions consist of the following (in thousands):

	December 31,
	2001	2000
Receivables:
Trade receivables	$73,838	$69,092
Less allowance for doubtful accounts	(2,587)	(3,384)

	$71,251	$65,708

        Approximately $19.3 million and $12.6 million of trade receivables at December 31, 2001 and 2000, respectively, were pledged as security for short-term borrowings (see Note 7).

	December 31,
	2001	2000
Inventories:
Raw materials	$21,374	$20,797
Work-in-process	14,108	11,407
Finished goods	30,239	22,355

	65,721	54,559
Less reserve for excess and obsolescence	(6,043)	(6,093)

	$59,678	$48,466

Other current assets:
Prepaid expenses	$3,682	$3,483
VAT and other taxes receivable	10,387	4,494
Other receivables	3,741	2,346
Deferred tax asset	17,207	363
Other	182	102

	$35,199	$10,788

Property and equipment:
Land and land improvements	$2,681	$2,075
Buildings and building improvements	64,800	43,905
Machinery and equipment	136,463	103,095
Office furniture and equipment	9,670	6,171
Construction in progress	10,843	8,504

	224,457	163,750
Less accumulated depreciation and amortization	(62,173)	(47,811)

	$162,284	$115,939

        At December 31, 2001 and 2000, equipment acquired under capital lease obligations totaled $6.4 million and $6.6 million, respectively. Such leased equipment is included in machinery and equipment, net of accumulated amortization of $2.5 million and $2.0 million at December 31, 2001 and 2000, respectively.

        Depreciation expense, including amortization of capital leases, was $16.2 million, $12.5 million, and $12.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

	December 31,
	2001	2000
Other noncurrent assets:
Restricted deposit	$12,054	$14,410
Compensating balance cash account	15,061	—
Deferred expenses	4,219	4,265
Deferred tax asset	15,500	427
Loan commitment fee	2,390	—
Other	1,624	1,463

	$50,848	$20,565

Intangibles:
Developed technology	$53,894	$45,294
Trademarks	4,615	4,600
Assembled workforce	2,270	2,270
Technology rights	496	770
Other	74	—

	61,349	52,934
Less accumulated amortization	(16,263)	(13,307)

	$45,086	$39,627

Goodwill:
Goodwill	$81,268	$71,576
Less accumulated amortization	(11,704)	(9,771)

	$69,564	$61,805

Other current accrued liabilities:
Deferred tax liability	$7,007	$5,739
VAT and other taxes payable	18,123	5,799
Accrued sales and distribution expenses	3,975	2,639
Legal reserve	4,000	2,500
Deferred revenue	2,051	1,629
Chairman's incentive compensation	1,000	1,000
Acrrued development expenses	46	2,775
Other	2,895	3,403

	$39,097	$25,484

Other long-term liabilities:
Deferred revenue	$4,899	$6,287
Severance indemnities	2,849	2,693
Deferred profit sharing	1,614	1,628
Other	1,096	1,037

	$10,458	$11,645

        Labor laws in Mexico and Italy require employers to accrue severance indemnities, which are paid to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

5.    Distribution Agreements

        Gensia Sicor Pharmaceuticals entered into a Sales and Distribution agreement with Abbott in January 1999, under which the two companies formed a strategic alliance for the marketing and distribution of oncology products in the United States. Under the agreement, the Company received $7.8 million from Abbott Laboratories ("Abbott"), through 2001 representing a commitment fee to help finance Gensia Sicor Pharmaceuticals' future development of generic oncology drugs. Given the nature of this commitment, the Company is recognizing the commitment fee over the life of the agreement, through the year 2005.

        In the first quarter of 1999, Gensia Sicor Pharmaceuticals also entered into an amendment to an earlier agreement with Baxter Pharmaceutical Products, Inc. ("Baxter") under which a fee of approximately $3.5 million was received and amortized to contract research and license revenue. This fee from Baxter was to reimburse Gensia Sicor Pharmaceuticals for its expenses previously incurred for propofol research and development. In April 1999, the Company, through Baxter, launched its generic propofol product.

6.    Short-term investments

        Securities available-for-sale at December 31, 2001 and 2000 consist of the following (in thousands):

	December 31,
	2001	2000
U.S. corporate debt securites	$23,427	$16,850
U.S. government securities	40,315	22,798

	$63,742	$39,648

        The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$58,559	$58,653
Due after one year through two years	4,949	5,089

	$63,508	$63,742

7.    Short-Term Borrowings

        Short-term borrowings consist of the following (in thousands):

	December 31,
	2001	2000
Credit line arrangements repayable in U.S. dollars and Italian lira	$33,168	$30,375
Unsecured bank loan repayable in Italian lira	455	480

	$33,623	$30,855

        The Company's Italian subsidiaries maintain credit line arrangements with several banks where most trade receivables are pledged to the banks in return for short-term borrowings in United States dollars and Italian lira. These transactions effectively eliminate most of the Company's foreign exchange risk associated with these receivables. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying consolidated financial statements. The weighted average interest rate on credit line arrangements was approximately 4.9% and 7.5% at December 31, 2001 and 2000, respectively.

        The short-term borrowings from banks, repayable in Italian Lira are unsecured. The terms of the borrowings range from three to six months. The weighted average interest rate on these borrowings was approximately 6.3% and 5.8% at December 31, 2001 and 2000, respectively.

8.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2001	2000
Mortgage notes payable	$26,680	$7,795
Notes payable to bank	2,470	4,923
Notes payable to suppliers	2,996	5,104
Notes payable to Italian Ministry of Industry	2,002	2,225
Research project loan payable	2,302	1,565
Other	400	230

	36,850	21,842
Less: current portion	(7,112)	(6,995)

Long-term debt, net of current portion	$29,738	$14,847

        The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $27.9 million. The mortgage notes payable are repayable in quarterly and semi-annual installments of principal and interest through 2006. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 4.2% and 6.0% at December 31, 2001 and 2000, respectively.

        The notes payable to banks are unsecured and are repayable in monthly and semi-annual installments of principal and interest through 2005. The weighted average fixed interest rate on these notes was 5.5% and 7.9% at December 31, 2001 and 2000, respectively.

        Notes payable to suppliers are secured by certain machinery and equipment with a carrying value of approximately $4.2 million and are repayable in quarterly and semi-annual installments of principal and interest through 2004. The weighted average fixed interest rate on these notes was 4.9% and 5.1% at December 31, 2001 and 2000, respectively.

        The notes payable to the Italian Ministry of Industry are repayable in annual installments of principal and interest through 2015. The weighted average fixed interest rate on these notes was 1.8% and 3.3% at December 31, 2001 and 2000, respectively.

        The research project loan payable is from the Italian Ministry of University, Scientific & Technological Research under a grant and subsidized loan package of approximately $8.8 million for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. The second and third checkpoints were successfully completed in the third quarter of 2000 and the first quarter of 2001, respectively. The loan is secured by certain production facilities and is repayable in semi-annual installments of interest only for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2008. The variable interest rate on the loan was 5.6% and 6.1% at December 31, 2001 and 2000, respectively.

        Long-term debt maturities for each of the next five years are as follows (in thousands): $7,112 in 2002; $7,125 in 2003; $6,966 in 2004; $8,476 in 2005; and $4,775 in 2006, and $2,396 thereafter. Total interest expense for short and long-term borrowings in 2001, 2000, and 1999 was $4.2 million, $4.7 million, and $6.3 million, respectively.

9.    Stockholders' Equity

  Common Stock

        On October 16, 2001, the Company sold 11.5 million shares of common stock, realizing net proceeds of $203.7 million after an underwriting discount of approximately $9.0 million.

  Preferred Stock

        The Company's 1.6 million shares of $3.75 convertible exchangeable preferred stock (the "preferred stock") were issued in a private offering to institutional investors. The preferred stock has a liquidation preference of $50.00 per share. Cash dividends on the preferred stock are payable quarterly at an annual dividend rate of $3.75 for each share. Dividends on the preferred stock are cumulative. At December 31, 2001, the Company had approximately $7.5 million ($4.69 per share) in undeclared cumulative preferred dividends, which are included in the liquidation preference of $87.5 million. The preferred stock is redeemable at the option of the Company, initially at a price of $52.50 per share and thereafter at prices declining to $50.00 per share in March 2002 plus all accrued and unpaid dividends. The preferred stock will be exchangeable at the option of the Company in whole, but not in part, on any dividend payment date for its 7 1/2% Convertible Subordinated Debentures due 2003 at the rate of $50.00 principal amount of Debentures for each share of preferred stock.

        In 2002, the Company purchased or redeemed all 1.6 million shares of its $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash and 1.1million shares of common stock.

  Warrants

        As of December 31, 2001, warrants to purchase an aggregate of 2,096,411 shares of the Company's common stock were outstanding at a weighted average exercise price of $5.95 per share. These warrants contain provisions which adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs.

        In March 1997, the Company sold approximately 4 million units in a private placement, each unit consisting of one share of common stock and a warrant to purchase one-half share of common stock at an exercise price of $4.1875 per share. These warrants expire in December 2002. At December 31, 2001, warrants to purchase an aggregate of 326,500 shares of the Company's common stock were outstanding.

        In December 1997, the Company sold approximately 2.4 million units in a private placement, each unit consisting of one share of common stock and a warrant to purchase one-half share of common stock at a per share exercise price of $7.34 per share. These warrants expire in July 2003. At December 31, 2001, warrants to purchase an aggregate of 794,911 shares of the Company's common stock were outstanding.

        During the second quarter of 1999, the Company sold approximately 8.7 million units in a private placement, each unit consisting of one share of common stock and a warrant to purchase one-tenth of a share of common stock at a per share exercise price of $5.75 per share. These warrants expire in December 2003. At December 31, 2001, warrants to purchase an aggregate of 825,000 shares of the Company's common stock were outstanding.

        In October 2001, warrants to purchase 150,000 shares of common stock were issued in connection with a financing commitment for Biotechna U.A.B. These warrants have an exercise price of $3.50 per share and expire in December 2006. At December 31, 2001, all of these warrants were outstanding. The value of the warrants was estimated using the Black-Scholes option pricing model which resulted in a value of $2.5 million at the date of grant. This amount was capitalized as a loan commitment fee and will be amortized to expense over the remaining term of the financing arrangement, which matures in April 2006.

  Sankyo Conversion Option

        In April 1997, the Company entered into an agreement with Sankyo Company, Ltd. ("Sankyo"), to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. As of December 31, 2001, Sankyo held 681,552 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc. ("Metabasis preferred stock"). In connection with the agreement, Sankyo may exchange 170,388 shares of its Metabasis preferred stock into shares of the Company's common stock within 30 days of January 10 of each of 2002, 2003, 2004 and 2005. The number of shares of the Company's common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of the Company's common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of the Company's common stock. Management is obligated to register the Company's shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange. In February 2002, Sankyo exercised its 2002 exchange right, and the Company issued 78,429 shares its common stock in exchange for 170,388 shares of its Metabasis preferred stock.

  Stockholder rights plan

        On March 16, 1992, the Company's board of directors adopted a stockholder rights plan, which was amended on November 12, 1996 and July 23, 2001, pursuant to which preferred stock rights were distributed to stockholders on the basis of one right for each share held. One right will also attach to each share of common stock issued by the Company subsequent to the date hereof and prior to the distribution date.

        In general, the rights become exercisable or transferable only upon the occurrence of certain events related to changes in ownership of the Company's common stock. Once exercisable, each right entitles its holder to purchase from us on one-thousandth of a share of Series I Preferred Stock, at a purchase price of $200 per unit, subject to adjustment. The rights will separate from the common stock and become exercisable or transferable on a distribution date, which will occur on the earlier of (a) a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of securities representing 15% or more of the Company's common stock or (b) ten days following the commencement (or public announcement of an intention to make) a tender or exchange offer that would result in a person or a group of related persons becoming an acquiring person. Upon the occurrence of certain other events related to changes in the ownership of the Company's common stock, each holder of a right would be entitled to purchase shares of common stock, or an acquiring corporation's common stock, having a market value equal to two times the exercise value of the right.

        The rights expire on the earliest of (a) July 31, 2010, (b) consummation of a merger transaction with a person or group who acquired common stock pursuant to a transaction approved by a majority of the disinterested members of our board of directors, and (c) redemption of the rights. Subject to certain conditions, the rights may be redeemed by our board of directors at any time at a price of $0.01 per right. The rights are not currently exercisable and trade together with the shares of common stock associated therewith.

        The rights, if exercised, will cause a substantial dilution to the equity interest in the Company of a person or group's ownership interest in our common stock that attempt to acquire us on terms not approved by our board of directors.

  Employee stock purchase plan

        The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 12% of their total compensation during each six-month offering period, subject to certain limitations. The 1992 ESPP, as amended, authorizes up to 710,000 shares to be issued under the plan. During the years ended December 31, 2001, 2000, and 1999, shares totaling 31,357, 70,474 and 50,139 were issued under the plan at an average price of $12.77, $5.54 and $3.52 per share, respectively. At December 31, 2001, 85,219 shares were reserved for future issuance.

  Stock option plans

        In February 1997, the stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The 1997 Stock Plan provides for both the direct award or sale of common stock and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four-year period and are exercisable for up to ten years from the grant date. The 1997 Stock Plan, as amended, authorizes up to 9,700,000 shares to be issued. Shares not subject to exercise, or shares not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan, will increase the amount of shares available under the 1997 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of the Company's common stock have been authorized for issuance. Accordingly, as of December 31, 2001, 16,083,334 shares were authorized for issuance under both stock option plans.

        In September 1997, the Company's stockholders approved a stock plan for the Chairman's Options (the "Chairman's Options"). Under the Chairman's Options, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions.

        A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

	Years Ended December 31,
	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding—beginning of year	4,663	$5.59	5,618	$4.62	5,631	$4.76
Granted	3,337	$15.92	1,263	$8.22	1,177	$4.42
Exercised	(872)	$4.67	(1,919)	$4.52	(281)	$4.42
Canceled	(148)	$10.66	(299)	$7.24	(909)	$5.27

Outstanding—end of year	6,980	$10.53	4,663	$5.59	5,618	$4.62

Exercisable—end of year	4,230	$8.69	2,922	$4.81	3,633	$4.77

        The following table summarizes information about stock options outstanding at December 31, 2001 (number of shares in thousands):

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.38 to $4.00	588	6.6	$3.69	466	$3.65
$4.04 to $4.50	944	6.8	$4.29	849	$4.28
$4.52 to $5.00	1,030	5.6	$4.73	984	$4.73
$5.06 to $10.00	954	8.1	$7.98	359	$6.83
$10.06 to $15.97	2,325	9.5	$13.76	1,259	$14.73
$16.12 to $28.48	1,139	9.5	$20.06	313	$18.50

	6,980	8.1	$10.53	4,230	$8.69

        Shares of common stock reserved at December 31, 2001 for the exercise of available and outstanding stock options including the Chairman's options totaled 9,836,513.

  Accounting for stock-based compensation

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively:

	Option Grant
	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	57.3%	59.0%	59.3%
Risk-free interest rate	4.8%	6.1%	5.7%
Expected term in years	6.6	6.4	6.3
Per share fair value of options granted	$9.65	$6.50	$2.82

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

        For purposes of pro forma disclosures, the estimated fair value is amortized to expense over the vesting period of such stock or options. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma information in future years because they do not take into consideration pro forma compensation expense related to grants made prior to 1995. The Company's pro forma information for the years ended December 31 is as follows (in thousands except per share data):

	Years Ended December 31,
	2001	2000	1999
Net income applicable to common shares:
As reported	$73,252	$29,608	$5,675
Pro forma	$56,967	$26,537	$3,561
Basic net income per share:
As reported	$0.70	$0.31	$0.07
Pro forma	$0.55	$0.28	$0.04
Diluted net income per share:
As reported	$0.67	$0.29	$0.07
Pro forma	$0.52	$0.26	$0.04

  Shares reserved for future issuance

        The following shares of common stock are reserved for future issuance at December 31, 2001 (in thousands):

1990 and 1997 Stock Plan	9,337
Chairman's Options	500
Employee Stock Purchase Plan	85
401(k) plan	368
Warrants	2,096
Convertible Exchangeable Preferred Stock	2,899

15,285

  Stock-Based Compensation

        During the year ended December 31, 2001 in connection with the grant of various stock options to employees, the Company recorded deferred stock compensation totaling approximately $1.4 million representing the difference between the exercise price and the market value of the Company's common stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options on a straight-line basis.

        The Company recorded amortization of deferred compensation expense of approximately $404,000 during 2001, which included $154,000 of deferred compensation expense recognized in connection with stock options issued to Marvin Samson, the Company's President and Chief Executive Officer. In May 2001, prior to his election as President and Chief Executive Officer, Mr. Samson entered into a three-year consulting agreement with the Company. Compensation paid under the agreement included a consulting fee and options to purchase 250,000 shares of the Company's common stock, of which 125,000 options vested immediately, resulting in non-cash compensation expense of $1.4 million. The remaining 125,000 options granted under the consulting agreement were to vest in equal annual amounts at the end of each of the next three years. On September 9, 2001, Mr. Samson was elected President and Chief Executive Officer of the Company. As a result of Mr. Samson becoming an employee, the accounting for his stock options granted to him as a consultant changed. On

September 9, 2001, the Company recorded non-cash compensation expense of $704,000, in addition to $729,000 previously recognized in 2001, to reflect the balance of Mr. Samson's compensation as a consultant and $1.2 million of deferred compensation. The deferred compensation will be amortized ratably to compensation expense through April 30, 2004.

        As of December 31, 2001, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $605,000, $575,000, $172,000, and $5,000 for the years ended December 31, 2002, 2003, 2004, and 2005, respectively.

        In September 1997, the Company's stockholders approved granting of certain options to Donald E. Panoz, the Company's Chairman of the Board (the "Chairman's Options"). Under the Chairman's Options, Mr. Panoz, the Company's Chairman of the Board was issued 500,000 shares of common stock of which 200,000 shares were fully vested at the time of grant, with the remaining 300,000 shares to vest in increments of 100,000 shares subject to meeting certain performance conditions. During the first quarter of 2000, the remaining 300,000 shares vested upon attainment of the stipulated conditions. As part of the agreement, the Company recorded approximately $1.6 million in compensation expense from the vesting of such options in the first quarter of 2000. Additional incentive compensation expense of $1.0 million relating to Mr. Panoz was also recorded in the first quarter of 2000, upon the Company having reached a market capitalization of $1.0 billion in accordance with the terms of an agreement between the Company and Mr. Panoz.

10.  Employee Savings and Retirement Plan

        The Company has a 401(k) plan that allows eligible United States employees to contribute up to 15% of their salary, subject to annual limits. Effective January 1, 1999, the Company matched 25% of the employee pretax contribution, up to an annual maximum of $2,500. The Company increased the match contribution to 50% of the employee pretax contribution, up to an annual maximum of $5,500, effective January 1, 2001. The matching contribution was in the form of the Company's common stock. During the years ended December 31, 2001, 2000 and 1999, shares totaling 47,157, 38,299 and 46,659 were issued at an average price of $17.36, $9.76 and $3.60 per share, respectively. At December 31, 2001, 367,884 shares were reserved for future issuance.

11.  Related Parties

        In July 2001, the Company acquired all of the outstanding stock of Gatio, a holding company that is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1,500,000 shares of common stock. Furthermore, the Company issued warrants to purchase 150,000 shares of common stock at $3.50 per share in connection with the purchase. The Company acquired Biotechna from Bio-Rakepoll, a wholly-owned subsidiary of Rakepoll Finance. Mr. Carlo Salvi, Vice Chairman of the Company's board of directors, is indirectly the majority owner of Rakepoll Finance. A committee comprised of independent directors approved the Biotechna acquisition.

        Pursuant to a shareholder's agreement, Rakepoll Finance is entitled to nominate up to three directors, who in turn are entitled to nominate, jointly with two executive officer directors, five additional directors. The consent of the Rakepoll Finance nominated directors is required for the Company to take certain actions, such as a merger or sale of all or substantially all of its business or assets and certain issuances of securities. As a result of his ownership of the Company's common stock, Mr. Salvi may be able to control substantially all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions.

        As discussed in Note 9, in May 2001, the Company entered into a three-year consulting agreement with Mr. Samson, now President and Chief Executive Officer. In exchange for services to be provided by Mr. Samson, the Company issued options to purchase 250,000 shares of common stock at an exercise price of $10.12 per share, 50% of which vested on the day the agreement was executed and the remainder of which will vest in three equal installments on each annual anniversary of the date of execution. Additionally, the Company paid Mr. Samson a consulting fee of $0.2 million in 2001 prior to his becoming President and Chief Executive Officer. The Company did not pay Mr. Samson a consulting fee prior to 2001.

        Alco Chemicals Ltd., an affiliate of Rakepoll Finance and wholly-owned by Mr. Salvi, performs certain services relating to sales of certain bulk pharmaceutical products produced by some of the Company's subsidiaries in exchange for a commission of 4% of sales. Together, Alco and the Company jointly determine, from time to time, those bulk pharmaceutical products for which Alco will perform such services. Commission expenses relating to Alco were approximately $2.9 million, $2.3 million, and $2.3 million for the years ended December 31, 2001, 2000, and 1999, respectively, and the net outstanding payable to Alco at December 31, 2001 and 2000 was $1.8 million and $1.1 million, respectively.

        The Company has been party to a consulting agreement with GreenField Chemical, Inc. ("GreenField"). Mr. Becker, the Company's Chief Operating Officer and a director, owns substantially all the capital stock of GreenField. In addition, in 2000 and July 2001, the Company entered into agreements with Newport Strategies Inc. ("Newport"), a consulting and marketing research firm, for the licensing of certain software and the performance of certain market research services. Mr. Becker serves as a director of Newport. In aggregate, the Company paid a combined total of $117,000, $119,000, and $242,000 to both companies in 2001, 2000, and 1999, respectively.

        Lemery, in Mexico, purchases raw materials and supplies from two companies in which Lemery's Managing Director and Director of Operations have beneficial ownership. The combined material and supply purchases made by Lemery during 2001, 2000 and 1999 from these two companies totaled approximately $0.7 million, $1.4 million, and $2.6 million, respectively.

        Chemistry & Health International ("C&H"), a company wholly-owned by a significant shareholder, performs certain services relating to sales of certain bulk pharmaceutical products produced by one of the Company's Italian subsidiaries in exchange for a commission. Commission expenses relating to C&H were approximately $0.6 million, $1.0 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        In May 2000, FFT Partners I, L.P. and Affiliates, affiliates of one of the Company's former directors, Carlos A. Ferrer, converted its convertible notes into 5,291,005 shares common stock.

12.  Acquisition

        On July 25, 2001, the Company acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna, in exchange for 1.5 million shares of the Company's common stock. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon -2b in Belarus, Korea, Latvia, Lithuania, Pakistan, Russia and the Ukraine, and a human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of income have been included in the Company's consolidated statement of income and its comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

        In connection with these transactions, the Company obtained an independent valuation of the intangible assets acquired in order to allocate the purchase price. The total purchase price of $38.4 million was allocated as follows (in thousands):

Net liabilities in excess of assets	$(2,288)
Intangibles	308
Developed technology	8,600
In-process research and development	21,700
Deferred income taxes on basis differences	(1,825)
Goodwill	11,943

$38,438

        The in-process research and development that was assigned a value of $21.7 million, which was expensed upon acquisition, represents the present value of the estimated after-tax cash flows expected to be generated by the portion of purchased technology, that at the acquisition date had not yet reached technological feasibility. The cash flow projections for the revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by Biotechna and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

        Developed technology, which at the acquisition date had reached technological feasibility, will be amortized on a straight-line basis over ten years. The excess of the purchase price over the fair value of identified assets and liabilities was recorded as goodwill, and is not being amortized but will be subject to an annual impairment test.

        The following unaudited pro forma data reflects the combined results of operations of the Company and Gatio as if the acquisition occurred at the beginning of each year presented (in thousands, except per share data):

	2001	2000
Total revenues	$371,472	$295,824
Net income applicable to common shares	69,837	28,300
Earnings per share—basic	0.67	0.30
Earnings per share—diluted	0.64	0.28

13.  Write-down of Long-Lived Assets, Investment and Restructuring Charge

        Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Company recorded a non-cash impairment charge for Diaspa S.p.A. of $3.5 million in the first quarter of 2001 to write-down its long-lived assets to fair value, including a write-down of non-strategic fixed assets of $2.2 million and of the remaining goodwill of $1.3 million. The write-down was the result of circumstances indicating that the carrying value of

Diaspa S.p.A., a business unit within the Company's Italian operations, was not recoverable through estimated undiscounted cash flows from continued operation or sale of the business unit. Factors indicating impairment included a recent offer price for the business unit, a history of cash flow losses, and continued forecasted negative cash flows.

        During the second quarter of 1999, the Company divested a 46% interest in Metabasis Therapeutics, Inc., a proprietary research and development subsidiary, to Metabasis management. Following this transaction, the Company retained a 46% equity interest in Metabasis and a right to receive royalty payments if technologies then owned by Metabasis were licensed or if products were developed and sold using those technologies. Subsequently, due to the uncertain value of the remaining interest, the Company elected to write off its remaining investment in Metabasis, resulting in a $1.8 million expense. Thereafter, beginning in the second quarter of 1999, the Company's investment in Metabasis was accounted for using the equity method. After taking into account certain additional financing obtained by Metabasis in July 2000 and October 2001, the Company retains a 20% equity interest in Metabasis.

14.  Commitments

        The Company leases certain of its office, manufacturing and research facilities and certain equipment under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

        In December 1999, the Company's subsidiary, Diaspa sold certain assets for net proceeds of approximately $12.3 million. The assets are being leased back from the purchaser over a period of 6.5 years for equipment and 9.5 years for land and buildings. The leases are being accounted for as operating leases, and the resulting net gain of approximately $0.4 million is being amortized over the respective life of the lease. In connection with this agreement, a loss of approximately $0.3 million was immediately recognized for the difference between the non-depreciated cost and the fair value for certain assets. Under the agreement, Diaspa will maintain deposits, initially in the amount of approximately $9.8 million, which will be reduced over time as future lease payments are made. As of December 31, 2001, the lease deposits amounted to $7.3 million.

        The Company also leases two buildings in the United States, which are secured by a $2.5 million letter of credit, which in turn is collateralized by a $2.5 million certificate of deposit that will be cancelled provided the Company achieves certain financial milestones.

        Included in deposits and other assets was $10.8 million and $13.2 million at December 31, 2001 and 2000, respectively, deposited under these agreements. Rent expense for 2001, 2000, and 1999 was $7.0 million, $7.9 million, and $7.5 million, respectively, and was net of $4.4 million, $4.7 million, and $2.0 million of sublease income, respectively.

        Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2001, are as follows (in thousands):

	Capital Leases	Operating Leases
2002	$790	$9,700
2003	528	8,625
2004	100	7,371
2005	—	5,604
2006	—	4,625
Thereafter	—	8,983

Total minimum lease payments	1,418	$44,908

Less amount representing interest	(60)

Present value of net minimum lease payments	1,358
Less current portion	(744)

	$614

        Future minimum rentals to be received under non-cancelable subleases as of December 31, 2001 totaled approximately $8.9 million.

15.  Income Taxes

        The provision for income taxes comprises the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$7,360	$927	$230
State	3,478	1,058	—
Foreign	7,650	5,166	4,661

	18,488	7,151	4,891
Deferred:
Federal	(23,747)	—	—
State	(7,816)	—	—
Foreign	(517)	(538)	(3,767)

	(32,080)	(538)	(3,767)
Net operating loss benefit allocated to goodwill	—	—	622

	$(13,592)	$6,613	$1,746

        The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Federal income taxes at 35%	$22,981	$14,777	$4,687
State tax net of federal benefit	3,617	690	—
Tax effect of non-deductible expenses	7,616	47	41
Alternative minimum taxes	1,716	927	230
Decrease in valuation allowance and other	(52,266)	(10,033)	(1,561)
Foreign income tax rate differences	2,744	205	(1,651)

	$(13,592)	$6,613	$1,746

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are shown below. A valuation allowance of $56.0 million has been recognized as an offset to the deferred tax assets as of December 31, 2001 as realization of such assets is uncertain. The valuation allowance decreased by $54.8, $7.8 and $16.8 million in 2001, 2000 and 1999 respectively. The reduction in valuation allowance in 2001 arises from current year activity as well as from a change in management's estimates of the amount of deferred tax assets that management believes are more likely than not to be realized. The reduction in valuation allowance in 2000 related primarily to a utilization of deferred tax assets to offset taxable earnings in that year. The Company will continue to evaluate the need for a valuation allowance on an annual basis.

        During 2001, a tax benefit was recorded for the exercise of stock options under the Company's stock option plan. The benefit of $0.7 million was recorded as additional paid-in-capital.

	December 31,
	2001	2000
Deferred tax liabilities:
Basis differences in acquired assets	$15,027	$14,786
Depreciation	18,129	12,776
Inventory	5,640	5,661
Other	5,565	2,448

Total deferred tax liabilities	44,361	35,671
Deferred tax assets:
Net operating loss carryforwards	52,135	78,177
Credit carryforwards	21,787	18,614
Capitalized research and development	3,122	4,124
Depreciation	12,256	7,514
Other	20,772	17,333

Total deferred tax asset	110,072	125,762
Valuation allowances for deferred tax assets	(56,070)	(110,853)

Net deferred tax asset	54,002	14,909

Net deferred tax assets (liabilities)	$9,641	$(20,762)

        At December 31, 2001, the Company had federal and California net operating loss carryforwards of approximately $138.3 and $3.8 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal and California net operating loss carryforwards will begin expiring in 2005 and 2002 respectively, unless previously utilized. International subsidiaries have net operating loss carryforwards in various countries of approximately $12.2 million, which will begin expiring in 2004, unless previously utilized. The Company has federal and California research and development tax credit carryforwards totaling $12.3 million and $5.1 million, respectively, which begin to expire in 2002 unless previously utilized. The Company has alternative minimum tax credit carryforwards of $3.2 million that can be carried forward indefinitely.

        Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards is limited because of cumulative ownership changes of more than 50% which occurred within the three year period ending in 1997. This limitation has been considered in assessing the realizability of the deferred tax assets.

16.  Segment and Geographic Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The four main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, Genchem Pharma, Gensia Development Corporation, and Rakepoll Holding B.V.; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa S.p.A.; (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (iv) Lithuania: Biotechna U.A.B., and Gatio Investments B.V. Intergeographic sales are accounted for at prices that approximate arm's length transactions.

        Additional information regarding business geographic areas for the years ended December 31, 2001, 2000 and 1999, respectively, are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Product sales to unaffiliated customers:
United States	$224,032	$155,222	$102,631
Italy	78,630	71,341	67,859
Mexico	65,812	67,215	53,210
Lithuania	1,358	—	—

	$369,832	$293,778	$223,700

Intergeographic sales:
United States	$826	$423	$355
Italy	16,730	12,312	10,065
Mexico	351	1,454	170
Lithuania	—	—	—

	$17,907	$14,189	$10,590

Income (loss) before income taxes:
United States	$54,550	$27,879	$3,136
Italy	13,415	3,986	(1,813)
Mexico	5,045	12,074	12,754
Lithuania	(2,887)	—	—
Other	(688)	(671)	(579)
Eliminations and adjustments	(3,775)	1,807	(108)

	$65,660	$45,075	$13,390

	December 31,
	2001	2000
Total assets:
United States	$680,208	$390,166
Italy	129,536	121,811
Mexico	93,742	79,267
Lithuania	26,218	—
Other	204	—
Eliminations and adjustments	(145,688)	(165,644)

	$784,220	$425,600

        Information regarding the Company's product sales to significant customers for the years 2001, 2000, and 1999 is as follows (percentage of product sales to unaffiliated customers):

	Years Ended December 31,
	2001	2000	1999
Baxter	34%	33%	21%
Vinchem	7%	6%	11%
Abbott	6%	6%	10%
Mexican government	9%	11%	11%

	56%	56%	53%

17.  Contingencies

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, we are defendants in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

18.  Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data for 2001 and 2000 is as follows (in thousands, except per share data):

	First(1)	Second(1)	Third(1)(2)	Fourth(3)
2001 Quarters
Total revenues	$84,243	$90,894	$90,600	$104,095
Total costs and expenses	69,741	68,740	89,482	76,209
Income before income taxes	14,502	22,154	1,118	27,886
Net income (loss) applicable to common shares	11,907	16,817	(2,997)	47,525
Per common share:
Net income (loss)—basic	$0.12	$0.17	$(0.03)	$0.42
Net income—diluted	$0.11	$0.16	$(0.03)	$0.41
2000 Quarters
Total revenues	$68,334	$72,675	$71,796	$80,973
Total costs and expenses	58,845	61,426	60,360	68,072
Income before income taxes	9,489	11,249	11,436	12,901
Net income applicable to common shares	3,586	7,665	8,543	9,814
Per common share:
Net income—basic	0.04	0.08	0.09	0.10
Net income—diluted	0.04	0.08	0.08	0.09

(1)
Quarterly results for 2000 reflected a change in accounting for revenue recognition to adopt the SEC's Staff Accounting Bulletin No. 101 (see Note 3).

(2)
Third quarter 2001 results included a $21.7 million charge for in-process research and development related to the Company's acquisition of Biotechna (see Note 12).

(3)
Fourth quarter 2001 results reflected an income tax benefit of approximately $25.9 million resulting from a reversal of a portion of the Company's valuation allowance against deferred tax assets, primarily those generated by prior year taxable operating losses, due to a change in management's estimates of the amount of deferred tax assets that are more likely than not to be realized.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 20, 2001 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports. In 2001, all directors, executive officers and 10% stockholders timely filed all such reports, other than Mr. Salvi, Rakepoll Finance N.V. and Korbona Industries Ltd., which each filed one late Form 4 with regard to the same transaction.

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

(a)
List of documents filed as part of this report:

(1)
Financial Statements

    Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II hereof, where these documents are listed.

  (2)
  Financial Statement Schedules

    Schedule II—Valuation and Qualifying Accounts

    All other financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the consolidated financial statements or the notes thereto.

  (3)
  Exhibits

    See (c) below.

(b)
Reports on Form 8-K during the fourth quarter:

(1)
On October 17, 2001 we filed a report on Form 8-K to disclose a Purchase Agreement dated October 10, 2001 among our Company, Rakepoll Finance N.V. and Merrill Lynch & Co., CIBC World Markets Corp. and SG Cowen Securities Corporation, as representatives of the several Underwriters. On October 16, 2001 our Company and Rakepoll Finance N.V. sold to such Underwriters 23.0 million shares of our common stock, including 3.0 million shares pursuant to the exercise in full of the Underwriters' over-allotment option. Of the 23.0 million shares, we sold 11.5 million and Rakepoll Finance N.V. sold 11.5 million. We realized net proceeds from the offering of $203.7 million after an underwriting discount of approximately $9.0 million.

(2)
On November 13, 2001, we filed a report on Form 8-K to disclose a Letter Agreement dated November 9, 2001 between us and Mr. Marvin Samson, our President and Chief Executive Officer.

(c)
Exhibits

        The following documents are exhibits to this Form 10-K:

Exhibit Number	Description of Document
3(i)(14)	Our Restated Certificate of Incorporation, as amended.
3(ii)(8)	Our By-Laws.
4.1(5)	Form of our Common Stock Certificate (4.1)*.
4.2(8)	Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between Rakepoll Finance N.V. and SICOR Inc. (4.1)*.
4.3(10)	Amendment No. 3 to Shareholder's Agreement dated May 19, 1997 between Rakepoll Finance N.V. and SICOR Inc. (4.1)*.
4.4(11)	Form of Unit Purchase Agreement between certain accredited investors and SICOR Inc., dated as of March 27, 1997 (4.2)*.
4.5(12)	Form of Unit Purchase Agreement between certain accredited investors and SICOR Inc., dated December 1997 (4.6)*.

4.6(18)+	Investor's Rights Agreement among Metabasis Therapeutics, Inc., Sankyo Co., Ltd., and SICOR Inc. dated December 18, 1997 (4.13)*.
4.7(14)	Form of Unit Purchase Agreement between certain investors and SICOR Inc. (4.1)*.
10.1(1)#	Form of Indemnification Agreement entered into between our directors and SICOR Inc. (10.1)*.
10.2(4)#	Our amended and Restated 1990 Stock Plan (the "Plan").
10.3(1)#	Form of Incentive Stock Option Agreement under the Plan (10.3)*.
10.4(1)#	Form of Nonstatutory Stock Option Agreement under the Plan (10.4)*.
10.5(2)#	Form of Indemnification Agreement entered into between our officers and certain key employees and SICOR Inc. (10.50)*.
10.6(3)	Stockholder Rights Plan dated March 9, 1992.
10.7(6)	Lease agreement between Gena Property Company and SICOR Inc. dated as of December 21, 1993.
10.8(7)	Form of Severance Agreement for officers and certain other employees.
10.9(9)	Amendment No. 1 to Stockholder Rights Agreement dated November 12, 1996.
10.10(11)	Letter Agreement between Donald E. Panoz and SICOR Inc., dated March 18, 1997 (10.14)*.
10.11(10)	Agreement, dated as of April 15, 1997, by and between Sicor de Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*.
10.12(10)+	Agreement, dated as of April 15, 1997, by and between Genchem Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*.
10.13(10)	Agreement, dated as of January 1, 1997, by and between Sicor S.p.A. and Alco Chemicals, Ltd. (10.4)*.
10.14(13)+	Sales and Distribution Agreement dated as of January 28, 1999 between Gensia Sicor Pharmaceuticals and Abbott Laboratories, Inc. (10.1)*.
10.15(14)	Employment Agreement dated June 1, 1999 between Frank C. Becker and SICOR Inc. (10.1)*.
10.16(15)	Amended and Restated Employee Stock Purchase Plan (10.1)*.
10.17(16)	Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.
10.18(17)+	Manufacturing and Marketing Agreement between Aesgen Inc. and SICOR Inc. dated June 7, 2000 (10.0)*.
10.19(18)	Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.
10.20(19)	Amended and Restated Employee Stock Purchase Plan (10.1)*.
10.21(20)	Consulting Agreement between Marvin S. Samson and SICOR Inc. effective May 1, 2001 (10.1)*.
10.22(20)	Stock Purchase Agreement by and among Rakepoll Finance N.V., Bio-Rakepoll N.V., Biotechna U.A.B., Gatio Investments B.V., and SICOR Inc. dated as of July 24, 2001 (10.2)*.
10.23(21)	Amendment No. 1 to Rights Agreement dated as of November 12, 1996, between Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) as Rights Agent and SICOR Inc. (10.3)*.
10.24(21)	Amendment No. 2 to Rights Agreement dated as of July 23, 2001, between Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) and Computershare Investor Services, LLC as successor Rights Agent and SICOR Inc. (10.4)*.

10.25(22)+	Manufacturing & Distribution Agreement dated as of February 27, 1996 between Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd.) and Baxter Healthcare Corporation (formerly OHMEDA PPD) as amended by Amendments 1 through 6 (10.29)*.
10.26	Letter Agreement dated November 9, 2001 between Marvin Samson and SICOR Inc. (10.1)*.
10.27	Severance Agreement dated November 29, 2001 between John Sayward and SICOR Inc.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)
Incorporated by reference to our Registration Statement on Form S-1 (No. 33-34565).

(2)
Incorporated by reference to our Registration Statement on Form S-1 (No. 33-38877).

(3)
Incorporated by reference to our Current Report on Form 8-K dated March 16, 1992 (No. 0-18549).

(4)
Incorporated by reference to our Registration Statement on Form S-8 (No. 33-95152).

(5)
Incorporated by reference to our Registration Statement on Form S-4 filed as of April 27, 1990 (No. 33-94778).

(6)
Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (No. 0-18549).

(7)
Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (No. 0-18549).

(8)
Incorporated by reference to our Current Report on Form 8-K dated February 28, 1997 (No. 0-18549).

(9)
Incorporated by reference to our Annual Report of Form 10-K for the fiscal year ended December 31, 1996 (No. 0-18549).

(10)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (No. 0-18549).

(11)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (No. 0-18549).

(12)
Incorporated by reference to our Registration Statement on Form S-3 filed January 20, 1998 (No. 333-44563).

(13)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (No. 0-18549).

(14)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (No. 0-18549).

(15)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-83079).

(16)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-83077).

(17)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 0-18549).

(18)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-47934).

(19)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-47932).

(20)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 0-18549).

(21)
Incorporated by reference to our Registration Statement on Form 8-A (No. 0-18549).

(22)
Incorporated by reference to our Annual Report, on Form 10-K/A for the fiscal year ended December 31, 2000 (No. 0-18549).

(23)
Incorporated by reference to our Current Report on Form 8-K filed November 9, 2001 (No. 0-18549).

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

SICOR Inc.
Date: March 28, 2002	By:	/s/ MARVIN SAMSON Marvin Samson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARVIN SAMSON (Marvin Samson)	President and Chief Executive Officer	March 28, 2002
/s/ DAVID C. DREYER (David C. Dreyer)	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer, and acting Chief Financial Officer)	March 28, 2002
/s/ DONALD E. PANOZ (Donald E. Panoz)	Chairman of the Board	March 28, 2002
/s/ CARLO SALVI (Carlo Salvi)	Vice Chairman of the Board	March 28, 2002
/s/ FRANK C. BECKER (Frank C. Becker)	Director	March 28, 2002
/s/ MICHAEL D. CANNON (Michael D. Cannon)	Director	March 28, 2002
/s/ GIANPAOLO COLLA (Gianpaolo Colla)	Director	March 28, 2002

/s/ LEE BURG (Lee Burg)	Director	March 28, 2002
/s/ HERBERT J. CONRAD (Herbert J. Conrad)	Director	March 28, 2002
/s/ CARLO RUGGERI (Carlo Ruggeri)	Director	March 28, 2002

Schedule II

Valuation and Qualifying Accounts
(in thousands)

	Years Ended December 31,
	2001	2000	1999
Allowance for Doubtful Accounts:
Balance, beginning of period	$(3,384)	$(2,360)	$(1,907)
Additions charged to expense	(379)	(2,779)	(1,439)
Deductions (accounts receivable write-offs)	1,176	1,755	986

Balance, end of period	$(2,587)	$(3,384)	$(2,360)

	Years Ended December 31,
	2001	2000	1999
Inventory Reserve:
Balance, beginning of period	$(6,093)	$(4,376)	$(2,198)
Additions charged to expense	(2,781)	(5,519)	(3,158)
Deductions (inventory write-offs)	2,831	3,802	980

Balance, end of period	$(6,043)	$(6,093)	$(4,376)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.27	Severance Agreement dated November 29, 2001 between John Sayward and SICOR Inc.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

QuickLinks

PART I
  Item 1. BUSINESS
RISK FACTORS
Risks Related to Our Company
Risks Related to Our Industry
Risks Related to Our Common Stock
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SICOR Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
SICOR Inc. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Three Years Ended December 31, 2001 (in thousands)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SICOR Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
PART III
PART IV
SIGNATURES
  Schedule II
Valuation and Qualifying Accounts (in thousands)
EXHIBIT INDEX