Form 10-Q
period 2002-03-31
SICOR INC
filed 2002-05-14
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $0.01 par value Class	115,631,040 Outstanding at March 31, 2002

SICOR Inc.

INDEX

SICOR Inc.
Part I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237,631	$226,568
Short-term investments	—	63,742
Accounts receivable, net	88,394	71,251
Inventories, net	63,647	59,678
Other current assets	27,114	35,199

Total current assets	416,786	456,438
Property and equipment, net	162,479	162,284
Long-term investments	5,321	—
Other noncurrent assets	50,987	50,848
Intangibles, net	44,104	45,086
Goodwill, net	69,640	69,564

	$749,317	$784,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,027	$38,661
Accrued payroll and related expenses	8,090	10,214
Other accrued liabilities	49,603	39,097
Short-term borrowings	34,704	33,623
Current portion of long-term debt	6,501	7,112
Current portion of capital lease obligations	681	744

Total current liabilities	140,606	129,451
Other long-term liabilities	6,512	10,458
Long-term debt, less current portion	28,619	29,738
Long-term capital lease obligations, less current portion	422	614
Deferred tax liability	15,696	16,059
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 1,600 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	—	16
Common stock, $0.01 par value, 250,000 shares authorized, 115,631 and 114,300 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	1,156	1,143
Additional paid-in capital	773,493	836,883
Deferred compensation	(1,200)	(1,358)
Accumulated deficit	(210,417)	(233,450)
Accumulated other comprehensive loss	(5,570)	(5,334)

Total stockholders' equity	557,462	597,900

	$749,317	$784,220

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2002	2001
Product Sales	$109,553	$84,243
Costs and expenses:
Cost of sales	51,239	45,933
Research and development	4,958	4,207
Selling, general and administrative	14,524	14,256
Write-down of long-lived assets	1,229	3,462
Amortization	942	1,444
Interest and other, net	498	439

Total costs and expenses	73,390	69,741

Income before income taxes	36,163	14,502
Provision for income taxes	(13,130)	(1,107)

Net income	23,033	13,395
Dividends on preferred stock	(580)	(1,488)

Net income applicable to common shares	$22,453	$11,907

Net income per share:
—Basic	$0.19	$0.12
—Diluted	$0.19	$0.11
Shares used in calculating per share amounts:
—Basic	115,529	100,094
—Diluted	119,649	104,253

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$23,033	$13,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,460	3,496
Amortization	942	1,444
Amortization of deferred compensation	237	94
Write-down on long-lived assets	1,229	3,462
Deferred income tax	(3,521)	(385)
Other non-cash expenses	496	21
Change in operating assets and liabilities:
Accounts receivable	(19,179)	4,014
Inventories	(4,423)	(4,175)
Other current and noncurrent assets	12,705	(1,081)
Accounts payable and other current liabilities	6,922	1,296

Net cash provided by operating activities	22,901	21,581
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	82,769	26,957
Purchase of available-for-sale investments	(19,261)	(28,398)
Purchase of held-to-maturity investments	(5,321)	—
Purchases of property and equipment	(6,347)	(6,457)
Other investing activities	390	—

Net cash provided by (used in) investing activities	52,230	(7,898)
Cash flows from financing activities:
Redemption of preferred stock	(63,832)	—
Payments of cash dividends on preferred stock	(580)	(1,488)
Issuance of common stock and warrants, net	703	1,148
Change in short-term borrowings	1,347	2,716
Issuance of long-term debt and capital lease obligations, net	—	12
Principal payments on long-term debt and capital lease obligations	(1,816)	(2,241)

Net cash (used in) provided by financing activities	(64,178)	147
Effect of exchange rate changes on cash	110	(365)

Increase in cash and cash equivalents	11,063	13,465
Cash and cash equivalents at beginning of period	226,568	23,054

Cash and cash equivalents at end of period	$237,631	$36,519

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

  Organization

        SICOR Inc. ("SICOR" or the "Company") is a specialty pharmaceutical company with operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. The five wholly owned subsidiaries are as follows: Rakepoll Holding B.V. ("Rakepoll"), Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gatio Investments B.V. ("Gatio"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). Additionally, the Company has an approximately 20% equity interest in Metabasis Therapeutics, Inc. ("Metabasis"), a proprietary research and development entity. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR's Form 10-K, for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

2.    Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired, in accordance with the SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

        The Company has also applied SFAS No. 141 for acquisitions consummated after June 30, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.5 million per year through March 2003, thereafter $2.3 million per year through February 2027. The Company adopted SFAS No. 142 as of January 1, 2002. By June 30, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management has not yet performed these tests.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on earnings or financial position.

3.    Intangible Assets

        Under the terms of SFAS No. 141, intangible assets with identifiable lives continue to be amortized. The following table reflects the components of intangible assets (in thousands):

	March 31, 2002		December 31, 2001
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Developed technology	$53,894	$(14,147)	$53,894	$(13,262)
Proprietary technology rights	493	(65)	496	(51)
Trademarks	4,615	(782)	4,615	(744)
Other	113	(17)	74	(12)
Assembled workforce	—	—	2,270	(2,194)

Total	$59,115	$(15,011)	$61,349	$(16,263)

        The estimated amortization expense for each of the five succeeding years ended December 31 is as follows (in thousands):

2003	$3,777
2004	3,777
2005	3,807
2006	3,738
2007	3,731

        The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill, which was recognized in the quarter ended

March 31, 2001, as if the adoption of SFAS No. 142 had occurred at the beginning of that quarter (in thousands, except per share data):

	Three months ended March 31,
	2002	2001
Net income applicable to common shares	$22,453	$11,907
Add back goodwill amortization	—	744

Adjusted net income applicable to common shares	$22,453	$12,651

Earnings per share—basic:
As reported	$0.19	$0.12
Goodwill amortization	—	0.01

Adjusted earnings per share—basic	$0.19	$0.13

Earnings per share—diluted:
As reported	$0.19	$0.11
Goodwill amortization	—	0.01

Adjusted earnings per share—diluted	$0.19	$0.12

4.    Foreign Currency Translation

        With the exception of the Mexican and Lithuanian operations, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using current rates of exchange, with gains and losses included only in income and accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets.

        For the Mexican and Lithuanian operations, where the functional currency is the U.S. dollar, financial statements are translated at either current or historical exchange rates, as appropriate. These adjustments, along with recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the determination of consolidated net income.

5.    Comprehensive Income

        Comprehensive income consists of the following components (in thousands):

	Three months ended March 31,
	2002	2001
Net income applicable to common shares	$22,453	$11,907
Comprehensive income:
Unrealized (loss) gain on short-term investments	(234)	72
Foreign currency translation loss	(2)	(1,453)

Comprehensive income	$22,217	$10,526

6.    Earnings Per Share

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

	Three months ended March 31,
	2002	2001
Numerator:
Net income applicable to common shares	$22,453	$11,907
Denominator:
Weighted average common shares outstanding—basic	115,529	100,094
Net effect of dilutive securites:
Stock options	2,516	2,505
Warrants	1,263	1,119
Other	341	535

Weighted average common shares outstanding—diluted	119,649	104,253

Earnings per share—basic	$0.19	$0.12
Earnings per share—diluted	$0.19	$0.11

7.    Inventories

        Inventories consisted of (in thousands):

	March 31, 2002	December 31, 2001
Raw Materials	$29,205	$21,374
Work-in-process	15,950	14,108
Finished goods	23,885	30,239

	69,040	65,721
Less reserve for excess and obsolescence	(5,393)	(6,043)

	$63,647	$59,678

8.    Write-Down of Long-Lived Assets

        The Company recorded an impairment charge of $1.2 million in the first quarter of 2002 to write-down the carrying value of long-lived assets of Diaspa S.p.A ("Diaspa"), a business unit within the Company's Italian operations. The write-down resulted from the sale of Diaspa on April 4, 2002 to an outside party, for a sale price below the carrying value of Diaspa's net assets at the time of sale. In connection with the sale, the Company entered into an agreement with the buyer whereby the Company agreed to purchase from the buyer, and the buyer agreed to sell to the Company, certain active pharmaceutical ingredients. The Company's minimum purchase obligation under this agreement is not expected to exceed approximately $1.6 million per year for a period of four years.

        In the first quarter of 2001, the Company also recorded a charge of $3.5 million to write-down Diaspa's long-lived assets to estimated fair value, including a write-down of non-strategic fixed assets of $2.2 million and remaining goodwill of $1.3 million. The write-down was the result of circumstances indicating that the carrying value of Diaspa was not recoverable through estimated undiscounted cash flows from continued operation or sale of the business unit. Factors indicating impairment included a recent offer price for the business unit, a history of cash flow losses, and continued forecasted negative cash flows.

        Diaspa's product revenues were $3.5 million and $3.8 million for the three months ended March 31, 2002 and 2001, respectively.

9.    Acquisition

        On July 25, 2001, the Company acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1.5 million shares of the Company's common stock. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon alpha-2b in Belarus, South Korea, Latvia, Lithuania, Pakistan, Russia and Ukraine, and human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of income have been included in the Company's consolidated statement of income and its comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

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

$38,438

        Gatio also owns a 26% equity interest in Tianjin Hualida Bioengineering Co., Ltd. ("Hualida"), which is located in Tianjin, China. Hualida manufactures and markets interferon alpha-2b in China.

10.  Preferred Stock Redemption

        During January and February 2002, the Company purchased or redeemed all 1.6 million shares of its outstanding $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash and 1.1million shares of common stock.

11.  Segment and Geographic Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The four main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, and Genchem Pharma; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa; (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (iv) Lithuania: Biotechna, and Gatio. Intergeographic sales are accounted for at prices that approximate arm's length transactions

        Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended March 31,
	2002	2001
Product sales to unaffiliated customers:
United States	$71,162	$46,923
Italy	20,520	20,651
Mexico	16,905	16,669
Lithuania	966	—

	$109,553	$84,243

Intergeographic sales:
United States	$191	$504
Italy	—	6
Mexico	228	181
Lithuania	—	—

	$419	$691

Income (loss) before income taxes:
United States	$30,101	$15,274
Italy	4,067	(2,646)
Mexico	2,356	2,180
Lithuania	(576)	—
Other	(12)	(25)
Eliminations and adjustments	227	(281)

	$36,163	$14,502

	March 31, 2000	December 31, 2001
Total assets:
United States	$633,732	$680,208
Italy	133,605	129,536
Mexico	95,195	93,742
Lithuania	27,240	26,218
Other	194	204
Eliminations and adjustments	(140,649)	(145,688)

	$749,317	$784,220

        SICOR's product sales to Baxter Healthcare Corporation ("Baxter"), a distributor for several products sold in the United States, for the three months ended March 31, 2002 and 2001, accounted for 42% and 35% of product sales to unaffiliated customers, respectively.

12.  Contingencies

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied and is continuing to supply documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and these actions have been transferred and consolidated to the United States District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

        You should read and interpret any forward-looking statements together with the following documents:

  •
  our most recent Annual Report on Form 10-K

  •
  our other filings with the SEC.

        Any forward-looking statement speaks only as of the date on which that statement is made. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

        We are a vertically integrated, multinational pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals. We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Mexico and Lithuania (see Note 11 "Segment and Geographic Information" in the notes to the consolidated financial statements).

        Our Revenues.    We generate most of our revenues from the sale of our finished dosage injectable pharmaceutical products, including revenue from contract manufacturing. We derive a substantial portion of our overall product sales from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on us. We sell propofol in the United States through Baxter, our exclusive distributor for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 42% and 35% of our consolidated net revenue during the three months ended March 31, 2002 and 2001, respectively, of which a substantial majority was derived from the sale of propofol.

        As a result of our acquisition of Biotechna on July 25, 2001, we currently generate revenues from the sale of two biopharmaceutical products, human growth hormone and interferon alpha-2b. We expect revenues from biopharmaceutical products to grow in the future as patents on such products expire in Western Europe and the United States.

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

        We applied the new rules in accounting for acquisitions consummated after June 30, 2001 and beginning in the first quarter of 2002 on accounting for existing goodwill and other intangible assets. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 to existing goodwill is expected to result in an increase in net income of approximately $2.5 million per year. We adopted SFAS No. 142 as of January 1, 2002. By June 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet performed these tests.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets to be "held and used." Our adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our earnings or financial position.

        Tax Loss Carryforwards and Tax Credits.    As of December 31, 2001, we had federal net operating loss carryforwards of approximately $138.3 million and research and development tax credit carryforwards of approximately $12.3 million. We have recognized the benefit for the carryforward amount we believe will be more likely than not to be realized. The remainder is reserved with a valuation allowance. We will continue to evaluate the need for a valuation allowance on an annual basis. The acquisition of Rakepoll Holding by us caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Service Code, annual use of our net operating loss and credit carryforward is limited. This limitation has been considered in assessing the realizability of the deferred tax assets.

Results of Operations

  Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001

        Earnings Summary.    Our net income applicable to common shares was $22.5 million, or $0.19 per share on a diluted basis, in the first quarter ended March 31, 2002 compared to net income applicable to common shares of $11.9 million, or $0.11 per share on a diluted basis in the first quarter of 2001.

Included in the results is a charge for write-down of long-lived assets held by one of our Italian subsidiaries of $1.2 million and $3.5 million for the quarters ended March 31, 2002 and 2001, respectively.

        Product Sales.    Overall product sales for the first quarter of 2002 increased 30% to $109.6 million from $84.2 million relative to the same period in 2001. Our product sales increased $24.3 million, $0.2 million, and $1.0 million at our U.S., Mexican, and Lithuanian operations, respectively, and decreased by $0.1 million at our Italian operations.

        For the three months ended March 31, 2002, product sales by our U.S. operations were $71.2 million compared to $46.9 million for the same period in 2001. The 52% increase in product sales was due to increased sales volume of previously introduced products, particularly propofol and higher contract manufacturing revenue. The increase in product sales of propofol for the three months ended March 31, 2002 relative to the same period in 2001 reflects a combination of increased volume, increased market size, and a shift towards larger product sizes. Baxter's estimated market share of total propofol units sold in the United States as reported by IMS Health was approximately 52% in the first quarter of 2002 as compared to approximately 51% in the first quarter of 2001.

        For the three months ended March 31, 2002, product sales by our Italian operations were $20.5 million compared to $20.6 million for the same period in 2001. The slight decrease in product sales for the three-month period was mainly due to changes in product mix.

        For the three months ended March 31, 2002, product sales by our Mexican operations were $16.9 million as compared to $16.7 million for the same period in 2001. The 1% increase is primarily attributable to higher sales volumes of products sold to the Mexican Government and private sector and was offset by a reduction in sales of Megestrol.

        For the three months ended March 31, 2002, product sales by our recently acquired Lithuanian operations were $1.0 million. Our Lithuanian operations were acquired on July 25, 2001, and as such there were no sales in the prior year first quarter. Product sales consisted of interferon alpha-2b and human growth hormone.

        Costs and Expenses.    Cost of sales for the three months ended March 31, 2002 was $51.2 million which yielded a product gross margin of 53%, compared to a cost of sales of $45.9 million for the same period in the prior year period, which yielded a product gross margin of 45%. The increase in the gross margin percentage was due primarily to an improved product mix, including increased sales of propofol.

        Research and development expenses for the three months ended March 31, 2002 were $5.0 million compared to $4.2 million for the same period in 2001. The 19% increase in research and development expenses is attributable mainly to expenses relating to our biotechnology business in Lithuania and Mexico. We expect research and development expenses to increase during the remainder of this year relative to last year due mainly to new product development activities in the U.S. and full-year biotechnology related expenses at our Lithuanian business, which was acquired July 25, 2001.

        Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were $14.5 million and $14.3 million, respectively. The increase in 2002 mainly reflects higher compensation and consulting expenses, as well as the general and administrative expenses of Biotechna which were not present in the prior year quarter. The increase in selling, general and administrative expenses was partially offset by a $1.5 million charge in the prior year quarter for an increase in the estimate of costs to be incurred in connection with the defense of an ongoing investigation by the United States Department of Justice and the United States Department of Health and Human Services and certain state agencies (see Note 12 "Contingencies" in the notes to the consolidated financial statements). We expect selling, general and administrative expenses to decrease, as a percentage of product sales, during the remainder of this year relative to last year due primarily to higher anticipated sales.

        We recorded amortization expense of $0.9 million and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Included in amortization expense for the prior year was $0.7 million of expense related to goodwill. Goodwill is no longer amortized in accordance with SFAS No. 142, which we adopted as of January 1, 2002 (see Note 2 "Recently Issued Accounting Standards" in the notes to the consolidated financial statements).

        Net interest and other expenses for the three months ended March 31, 2002 and 2001 were $0.5 and $0.4 million, respectively. The increase in net expense was attributable to a combination of higher foreign exchange losses in the current-year quarter relative to the same period in the prior year, offset by higher interest income earned on larger invested cash balances.

        Income Tax Expense.    The Company's tax provision increased to $13.1 million in the first quarter of 2002 from $1.1 million in the first quarter of 2001. The principle reason for the increase was that the effective tax rate increased to 36.3% in the first quarter of 2002 from 7.6% in the first quarter of 2001 because the current year tax rate reflects relatively normalized tax rates, while the prior year tax rate was reduced by certain tax benefits associated with prior net operating losses.

Summary of Critical Accounting Policies

        Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue recognition. We recognize revenue from product sales upon transfer of title to the product, which generally occurs upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. We estimate sales reductions that arise due to wholesaler chargebacks, Medicaid-sponsored payor allowance discounts, rebates, and early payment discounts. We also reduce revenues for estimated product returns at the time of sale based on historical trends. For contracts under which we are reimbursed for research and development efforts, we recognize revenue in accordance with the terms of the contract and as the related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. We recognize nonrefundable license fees and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

  •
  Accounts Receivable. We estimate allowances for potential credit losses based on past trends. Our losses have historically been within our expectations. We generate a significant amount of our revenue and corresponding accounts receivable from sales to a single customer, Baxter. If Baxter experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations to us for prior sales or complete the purchase of additional products from us under the terms of our existing sales commitments. Such commitments would have a material adverse impact on our financial results. Outstanding accounts receivable from Baxter was approximately $25 million as of March 31, 2002.

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

  •
  Impairment. As of January 1, 2002, accounting principles generally accepted in the United States required us to adopt SFAS No. 142. This statement requires us to analyze our goodwill for impairment using a fair value approach during the first six months of fiscal 2002, and then on an annual basis thereafter. The annual goodwill fair value evaluations under SFAS No. 142 are expected to be based on a combination of present value cash flow analyses and considerations as to the market price of our stock. These factors and assumptions, and changes in them, could result in an impairment of goodwill in the future. We adopted SFAS No. 142 as of January 1, 2002. By June 30, 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We have not yet performed these tests.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents of $237.6 million and working capital of $276.2 million compared to $226.6 million and $327.0 million, respectively, as of December 31, 2001.

        The increase in cash in the first quarter ended March 31, 2002 was primarily due to our generation of $22.9 million in cash from operations, and was partially offset by the net investment of $6.3 million in property and equipment and the purchase of $5.3 million in long-term investments. A significant use of operating cash flow during the first quarter of 2002 was a $19.2 million increase in accounts receivable, which was substantially offset by like amounts in other current assets. The increase in accounts receivable was attributable to higher product sales at our U.S. operations.

        With respect to investing activities, we liquidated approximately $63.5 million in short-term investments for use in the redemption of our preferred stock during January and February of this year. Additionally, we invested $6.3 million in property and equipment during the first quarter of 2002 as compared to $6.5 million during the same period in the prior year.

        We used $64.2 million in cash flow in financing activities during the first quarter of 2002, which consisted primarily of $63.8 million used for the redemption of our preferred stock (see Note 10 "Preferred Stock Redemption" in the notes to the consolidated financial statements).

Factors that May Affect Future Financial Condition and Liquidity

        We expect to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on worldwide product development and marketing activities during 2002 is approximately $50 million. Our management also plans to invest approximately $40 million through the end of 2002 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flows from operations and new lease agreements. We expect to continue to fund Biotechna's cash requirements, including approximately $8 million during the remainder of 2002, and approximately $2 million in the first quarter of 2003.

        We expect that our operating cash flows, our current cash, cash equivalents, and short-term investments at March 31, 2002 of $237.6 million and commitments from third parties, will enable us to maintain our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. Financing may not be available on acceptable terms, or at all.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

        Interest Rate Risk.    At March 31, 2002, we had current cash, cash equivalents, and short-term investments of approximately $237.6 million. These investments consist of cash and highly liquid debt securities. These investments may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at March 31, 2002 would cause the fair market value of our current cash, cash equivalents and short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income. Additionally, we are subject to interest rate risk with respect to our debt outstanding. Most of our long-term borrowings are based on fixed interest rates and therefore not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, we will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming levels of debt consistent with historical amounts.

        Foreign Currency Exchange Rate Risk.    We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Euro call options on a monthly basis to strike at a rate equal to or above our budgeted exchange rate. In November 2001, Sicor S.p.A. entered into twelve monthly U.S. $2.0 million U.S. Dollar put/Euro call options at a strike price of 0.92 Euro per U.S. $1.00, exercisable at the end of each month starting in January 2002. The cost of each call option is expensed as it becomes exercisable, and any resulting gain is recognized as a foreign exchange gain. As of March 31, 2002, none of the call options had been exercised.

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

        In 1999, we began to market the first generic formulation of propofol in the United States, which is currently the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 42%, 34%, and 33% of our consolidated revenues during the three months ended March 31, 2002, and the years ended 2001, and 2000, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or non-propofol injectable general anesthetics, may have a material adverse effect on us. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

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

        While we attempt to use our own APIs when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and many of our raw materials are available only from foreign sources. In addition, our operations use sole sources of supply for a number of raw materials used in the manufacture of our products and packaging components. Any curtailment in the availability of these raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Furthermore, our arrangements with foreign raw materials suppliers are subject to, among other things, customs and other government clearances, duties and regulation by the countries of origin, in addition to the regulatory approval of the agencies responsible for certifying the API manufacturing facilities and regulating the sale of finished dosage pharmaceutical products, such as the FDA, the EMEA and the United Kingdom Medicines Control Agency, or MCA. Any significant interruption of our supply could have a material adverse effect on us.

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

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied, and are continuing to supply, documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are defendants in two purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and these actions have been transferred and consolidated to the United States District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

        For the three months ended March 31, 2002, 35% of our total revenues were derived from our operations outside the United States, and 34% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

        For the three months ended March 31, 2002, 15% of our total revenues were derived from our Mexican operations, and 13% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico.

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

For the three months ended March 31, 2002, the government of Mexico accounted for 9% of our total sales. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

        For the three months ended March 31, 2002, the government of Mexico accounted for 9% of our total sales, as compared to 9% and 11% for the years ended 2001 and 2000, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.

We may pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material adverse effect on our results of operations for particular quarterly or annual periods and could possibly have an adverse impact upon the market price of our common stock. For example, we incurred a one-time non-cash charge of $21.7 million in the third quarter of 2001 for the write-off of in-process research and development in connection with our acquisition of Biotechna.

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

        We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. We do not have any employment agreements with any of our key executive officers, other than Marvin S. Samson, our President and Chief Executive Officer, Frank C. Becker, our Executive Vice President and Chief Operating Officer, and Jack E. Stover, our Executive Vice President, Finance, Chief Financial Officer, and Treasurer, and we do not maintain key person life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Due to the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

        The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $10.12 per share and $27.25 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of March 31, 2002, we had 115,631,040 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,703,333 shares of our common stock, may sell his shares in the public market at any time after April 8, 2002, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitles it to have 21,000,000 of the 23,703,333 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 246,964 shares of common stock registered for sale in the public market.

        We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,388 shares of its 511,164 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock within 30 days after January 10 of each of 2003, 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange.

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

ITEM 1:    LEGAL PROCEEDINGS

        None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        None.

  (b)
  Reports on Form 8-K during the third quarter

        None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	By:	/s/ MARVIN SAMSON Marvin Samson, President and Chief Executive Officer
Date: May 14, 2002	By:	/s/ JACK E. STOVER Jack E. Stover, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Date: May 14, 2002	By:	/s/ DAVID C. DREYER David C. Dreyer, Vice President, Corporate Controller and Chief Accounting Officer

QuickLinks

SICOR Inc. INDEX
SICOR Inc. Part I—FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS CONSOLIDATED BALANCE SHEETS (in thousands except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (Unaudited)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
SICOR Inc. Notes to Consolidated Financial Statements
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II: OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES