Form 10-Q
period 2002-06-30
SICOR INC
filed 2002-08-14
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002.

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	116,135,180

Class	Outstanding at June 30, 2002

SICOR Inc.
Part I—FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,999	$226,568
Short-term investments	—	63,742
Accounts receivable, net	61,569	71,251
Inventories, net	78,545	59,678
Other current assets	32,627	35,199

Total current assets	405,740	456,438
Property and equipment, net	172,127	162,284
Long-term investments	53,241	—
Intangibles, net	43,204	45,086
Goodwill, net	69,640	69,564
Other noncurrent assets	39,585	50,848

	$783,537	$784,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,181	$38,661
Accrued payroll and related expenses	8,471	10,214
Other accrued liabilities	56,138	39,097
Short-term borrowings	36,651	33,623
Current portion of long-term debt	6,839	7,112
Current portion of capital lease obligations	548	744

Total current liabilities	144,828	129,451
Other long-term liabilities	4,734	10,458
Long-term debt, less current portion	26,786	29,738
Long-term capital lease obligations, less current portion	284	614
Deferred tax liability	15,045	16,059
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 1,600 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	—	16
Common stock, $0.01 par value, 250,000 shares authorized, 116,135 and 114,300 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	1,161	1,143
Additional paid-in capital	776,351	836,883
Deferred compensation	(1,168)	(1,358)
Accumulated deficit	(185,229)	(233,450)
Accumulated other comprehensive income (loss)	745	(5,334)

Total stockholders' equity	591,860	597,900

	$783,537	$784,220

See accompanying Notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues	$111,921	$90,894	$221,474	$175,137
Costs and expenses:
Cost of sales	46,786	47,680	98,025	93,613
Research and development	5,548	4,259	10,506	8,466
Selling, general and administrative	17,549	15,399	32,073	29,655
Write-down of long-lived assets	—	—	1,229	3,462
Amortization	942	1,440	1,884	2,884
Interest and other, net	(615)	(38)	(117)	401

Total costs and expenses	70,210	68,740	143,600	138,481

Income before income taxes	41,711	22,154	77,874	36,656
Provision for income taxes	(15,208)	(3,833)	(28,338)	(4,940)

Net income	26,503	18,321	49,536	31,716
Dividends on preferred stock	—	(1,504)	(580)	(2,992)

Net income applicable to common shares	$26,503	$16,817	$48,956	$28,724

Net income per share:
— Basic	$0.23	$0.17	$0.42	$0.29
— Diluted	$0.22	$0.16	$0.41	$0.27
Shares used in calculating per share amounts:
— Basic	116,004	100,475	115,768	100,286
— Diluted	120,313	105,091	119,983	104,674

See accompanying notes.

SICOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$49,536	$31,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,520	6,548
Amortization	1,884	2,884
Deferred income tax	(3,197)	43
Stock-based compensation	399	857
Write-down of long-lived assets	1,229	3,462
Other non-cash expenses	808	32
Change in operating assets and liabilities:
Accounts receivable	5,687	6,549
Inventories	(19,805)	(7,696)
Other current and noncurrent assets	5,543	(4,085)
Accounts payable and other current liabilities	12,093	10,794

Net cash provided by operating activities	63,697	51,104
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	82,769	48,587
Purchase of available-for-sale investments	(19,261)	(56,273)
Proceeds from held-to-maturity investments	1,594	—
Purchase of held-to-maturity investments	(54,835)	—
Purchases of property and equipment	(15,518)	(19,667)
Reduction in compensating balance cash account	1,157	—
Other investing activities	1,704	—

Net cash used in investing activities	(2,390)	(27,353)
Cash flows from financing activities:
Redemption of preferred stock	(63,832)	—
Payments of cash dividends on preferred stock	(580)	(2,992)
Issuance of common stock and warrants, net	3,173	3,450
Change in short-term borrowings	7,561	508
Issuance of long-term debt and capital lease obligations, net	991	28
Principal payments on long-term debt and capital lease obligations	(3,972)	(3,120)

Net cash used in financing activities	(56,659)	(2,126)
Effect of exchange rate changes on cash	1,783	(650)

Increase in cash and cash equivalents	6,431	20,975
Cash and cash equivalents at beginning of period	226,568	23,054

Cash and cash equivalents at end of period	$232,999	$44,029

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

  Organization

        SICOR Inc. ("SICOR" or the "Company") is a specialty pharmaceutical company with operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

  Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The five wholly owned subsidiaries are as follows: Rakepoll Holding B.V. ("Rakepoll"), Gensia Sicor Pharmaceuticals, Inc. ("Gensia Sicor Pharmaceuticals"), Gatio Investments B.V. ("Gatio"), Gensia Development Corporation and Genchem Pharma Ltd. ("Genchem Pharma"). Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

        In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.    Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired, in accordance with the SFAS Nos. 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

        The Company applied SFAS No. 141 for its acquisition of Gatio, which occurred on July 25, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.5 million per year through March 2003, and $2.3 million per year thereafter through February 2027. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets. The Company's adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on its earnings or financial position.

3.    Intangible Assets

        Under the terms of SFAS No. 141, intangible assets with identifiable lives continue to be amortized. The following table reflects the components of intangible assets (in thousands):

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired technology	$53,894	$(15,031)	$53,894	$(13,262)
Proprietary technology rights	526	(79)	496	(51)
Trademarks	4,615	(822)	4,615	(744)
Other	118	(17)	74	(12)
Assembled workforce	—	—	2,270	(2,194)

Total	$59,153	$(15,949)	$61,349	$(16,263)

        In accordance with the provisions of SFAS No. 142, the carrying value of assembled workforce of $76 thousand was re-classified to goodwill as of January 1, 2002. The estimated amortization expense for each of the five succeeding years ended December 31 is as follows (in thousands):

2003	$3,777
2004	3,777
2005	3,807
2006	3,738
2007	3,731

        The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill, which was recognized during the three and six months ended June 30, 2001, as if the adoption of SFAS No. 142 had occurred at the beginning of each period (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income applicable to common shares	$26,503	$16,817	$48,956	$28,724
Add back goodwill amortization	—	740	—	1,484

Adjusted net income applicable to common shares	$26,503	$17,557	$48,956	$30,208

Earnings per share — basic:
As reported	$0.23	$0.17	$0.42	$0.29
Goodwill amortization	—	0.01	—	0.01

Adjusted earnings per share — basic	$0.23	$0.18	$0.42	$0.30

Earnings per share — diluted:
As reported	$0.22	$0.16	$0.41	$0.27
Goodwill amortization	—	0.01	—	0.01

Adjusted earnings per share — diluted	$0.22	$0.17	$0.41	$0.28

4.    Foreign Currency Translation

        With the exception of the Mexican and Lithuanian operations, the financial statements of the Company's international subsidiaries are translated into U.S. dollars using current rates of exchange, with translation gains and losses included in accumulated other comprehensive income and loss in the stockholders' equity section of the consolidated balance sheets.

        For the Mexican and Lithuanian operations, where the functional currency is the U.S. dollar, financial statements are translated at either current or historical exchange rates, as appropriate. Translation and recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the determination of consolidated net income.

5.    Comprehensive Income

        Comprehensive income consists of the following components (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income applicable to common shares	$26,503	$16,817	$48,956	$28,724
Comprehensive income:
Unrealized gain (loss) on short-term investments	—	8	(234)	80
Foreign currency translation gain (loss)	3,686	(818)	3,684	(2,271)

Comprehensive income	$30,189	$16,007	$52,406	$26,533

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income applicable to common shares	$26,503	$16,817	$48,956	$28,724
Denominator:
Weighted average common shares — basic	116,004	100,475	115,768	100,286
Net effect of dilutive securites:
Stock options	2,700	2,906	2,608	2,706
Warrants	1,299	1,282	1,281	1,201
Other	310	428	326	481

Weighted average common shares — diluted	120,313	105,091	119,983	104,674

Earnings per share — basic	$0.23	$0.17	$0.42	$0.29
Earnings per share — diluted	$0.22	$0.16	$0.41	$0.27

7.    Inventories

        Inventories consisted of (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$26,543	$21,374
Work-in-process	19,226	14,108
Finished goods	37,673	30,239

	83,442	65,721
Less reserve for excess and obsolescence	(4,897)	(6,043)

	$78,545	$59,678

8.    Write-Down of Long-Lived Assets

        The Company recorded an impairment charge of $1.2 million in the first quarter of 2002 to write-down the carrying value of the long-lived assets of Diaspa S.p.A ("Diaspa"), a business unit within the Company's Italian operations. The write-down resulted from the sale of Diaspa on April 4, 2002 to an outside party, for a sale price below the carrying value of Diaspa's net assets at the time of sale. In connection with the sale, the Company entered into an agreement with Diaspa whereby the Company agreed to purchase from Diaspa, and Diaspa agreed to sell to the Company, certain active pharmaceutical ingredients. The Company's minimum purchase obligation under this agreement is on terms which the Company believes to be comparable to terms which it could obtain from other suppliers, and is not expected to exceed approximately $1.8 million per year at the current exchange rate, for a period of four years. The minimum purchase requirements are within our usage expectations.

        In the first quarter of 2001, the Company also recorded a charge of $3.5 million to write-down Diaspa's long-lived assets to estimated fair value, including a write-down of non-strategic fixed assets of $2.2 million and remaining goodwill of $1.3 million. The write-down was the result of circumstances indicating that the carrying value of Diaspa may not be recoverable through estimated undiscounted cash flows from continued operation or sale of the business unit. Factors indicating impairment included a recent offer price for the business unit, a history of cash flow losses, and continued forecasted negative cash flows.

        Diaspa's revenues included in the Company's consolidated results of operations were $0.0 million and $4.2 million for the three months ended June 30, 2002 and 2001, respectively, and $3.5 million and $8.0 million for the six months ended June 30, 2002 and 2001, respectively.

9.    Acquisition

        On July 25, 2001, the Company acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna U.A.B. ("Biotechna"), in exchange for 1.5 million shares of the Company's common stock. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon alpha-2b in Belarus, South Korea, Latvia, Lithuania, Pakistan, Russia and Ukraine, and human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of income and its comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

        In connection with these transactions, the Company obtained an independent valuation of the intangible assets acquired in order to allocate the purchase price. The total purchase price of $38.4 million was allocated as follows (in thousands):

Net liabilities in excess of tangible assets	$(2,288)
Acquired technology and other	8,908
In-process research and development	21,700
Deferred income taxes	(1,825)
Goodwill	11,943

$38,438

10.  Preferred Stock Redemption

        During January and February 2002, the Company purchased or redeemed all 1.6 million shares of its outstanding $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash and 1.1 million shares of common stock.

11.  Segment and Geographic Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The four main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, and Genchem Pharma; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa; (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (iv) Lithuania: Biotechna and Gatio. Intergeographic sales are accounted for at prices that approximate arm's length transactions

        Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues from unaffiliated customers:
United States	$80,156	$51,820	$151,318	$98,743
Italy	16,130	21,856	36,650	42,507
Mexico	15,026	17,218	31,931	33,887
Lithuania	609	—	1,575	—

	$111,921	$90,894	$221,474	$175,137

Intergeographic sales:
United States	$608	$—	$726	$483
Italy	5,661	3,175	10,773	5,807
Mexico	330	116	403	123
Lithuania	—	—	—	—

	$6,599	$3,291	$11,902	$6,413

Income (loss) before income taxes:
United States	$35,575	$19,349	$65,676	$34,623
Italy	3,550	2,214	7,617	(432)
Mexico	332	986	2,688	3,166
Lithuania	(621)	—	(1,197)	—
Other	(39)	(557)	(51)	(1,236)
Eliminations and adjustments	2,914	162	3,141	535

	$41,711	$22,154	$77,874	$36,656

	June 30, 2002	December 31, 2001
Total assets:
United States	$657,038	$680,208
Italy	111,988	129,536
Mexico	94,783	93,742
Lithuania	29,194	26,218
Other	184	204
Eliminations and adjustments	(109,650)	(145,688)

	$783,537	$784,220

        SICOR's revenue from Baxter Healthcare Corporation ("Baxter"), a distributor for several products sold in the United States, accounted for 30% and 31% of revenues from unaffiliated customers for the three months ended June 30, 2002 and 2001, respectively, and 36% and 33% of revenues from unaffiliated customers for the six months ended June 30, 2002 and 2001, respectively.

12.  Contingencies

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in three purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and two of three actions in which we are defendants have been transferred and consolidated to the United States District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  •
  our other filings with the SEC.

        Any forward-looking statement speaks only as of the date on which that statement is made. The operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

        Our Revenues.    We generate most of our revenue from the sale of our finished dosage injectable pharmaceutical products, including revenue from contract manufacturing. We derive a substantial portion of our overall revenues from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on us. We sell propofol in the United States through Baxter Healthcare Corporation, or Baxter, our exclusive distributor for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 30% and 31% of revenues from unaffiliated customers for the three months ended June 30, 2002 and 2001, respectively, and 36% and 33% of revenues from unaffiliated customers for the six months ended June 30, 2002 and 2001, respectively. A substantial majority of the revenue attributable to Baxter was derived from the sale of propofol.

        As a result of our acquisition of Biotechna on July 25, 2001, we currently generate revenues from the sale of two biopharmaceutical products, human growth hormone and interferon alpha-2b. We expect revenues from biopharmaceutical products to grow in the future as patents on such products expire in Western Europe and the United States.

        As competition increases from other generic pharmaceutical manufacturers, our selling prices and related profit margins tend to decrease as these manufacturers gain regulatory approvals to market similar generic products and compete with lower prices. Thus, our future operating results are dependent on, among other factors, our ability to introduce new generic products before our competitors.

        Recently Issued Accounting Standards.    In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective in 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets (see Note 3 "Intangible Assets" in the notes to the consolidated financial statements), such as acquired technology and trademarks, will continue to be amortized over their useful lives.

        We applied the new rules in accounting for an acquisition consummated after June 30, 2001, and beginning in the first quarter of 2002 in accounting for existing goodwill and other intangible assets. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 to existing goodwill is expected to result in an increase in net income of approximately $2.5 million per year through March 2003, and $2.3 million per year thereafter through February 2027. We adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", however it retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of impairment for long-lived assets. Our adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on our earnings or financial position.

        Tax Loss Carryforwards and Tax Credits.    As of December 31, 2001, we had approximately $110.1 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards, and research and development tax credit carryforwards. Prior to the fourth quarter of 2001, due to our past history of operating losses, the future benefit of these deferred tax assets was fully reserved with a valuation allowance. Following three consecutive years of positive operating results, in the fourth quarter of 2001 we were required under accounting principles generally accepted in the United States to reevaluate the likelihood of the realization of these deferred tax assets in future periods. Based on our projections, we concluded that it was appropriate to reduce our valuation allowance and recognize a tax benefit in the fourth quarter of 2001 in the amount of $54.0 million, leaving a remaining valuation allowance of $56.1 million. A similar reevaluation of the realizability of remaining deferred tax assets will be performed at the end of 2002, which could result in an additional tax benefit being recorded in the fourth quarter of 2002 due to a further reduction in our valuation allowance.

        It should be noted that the acquisition of Rakepoll Holding caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Code, annual use of our net operating losses and tax credit carryforwards is limited, and this limitation has been considered in our assessment of the future tax benefit attributable to such carryforwards.

Results of Operations

  Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

        Earnings Summary.    Our net income applicable to common shares was $26.5 million, or $0.22 per share on a diluted basis, in the second quarter ended June 30, 2002 compared to net income applicable to common shares of $16.8 million, or $0.16 per share on a diluted basis, in the second quarter of 2001.

        Revenues.    Our overall revenue for the second quarter of 2002 increased 23% to $111.9 million from $90.9 million relative to the same quarter in 2001, which reflected an increase of $28.3 million, and $0.6 million at our United States and Lithuanian operations, respectively, and a decrease of $5.7 million, and $2.2 million at our Italian and Mexican operations, respectively.

        For the three months ended June 30, 2002, revenues generated by our U.S. operations were $80.2 million compared to $51.8 million for the same period in 2001. The 55% increase was due mainly to the introduction of new finished dosage products such as ifosfamide/mesna and pamidronate disodium injection, along with increased sales of propofol. The increase in revenues from propofol reflects a combination of increased volume, increased market size, and a shift towards larger product sizes. Baxter's estimated market share of total propofol units sold in the United States as reported by IMS Health was approximately 49% in the second quarter of 2002 as compared to approximately 45% in the second quarter of 2001.

        For the three months ended June 30, 2002, revenues generated by our Italian operations were $16.1 million compared to $21.9 million for the same period in 2001. The decrease was primarily due to the divestiture of Diaspa in April 2002. Also contributing to the reduction were lower sales of beclomethasone due to raw material constraints.

        For the three months ended June 30, 2002, revenues generated by our Mexican operations were $15.0 million as compared to $17.2 million for the same period in 2001. The decrease was primarily attributable to lower bulk API sales of megestrol and lower government sales, partially offset by an increase in finished dosage sales to the private sector and export markets. The decline in megestrol sales was attributed to increased generic competition in the U.S., which started in late 2001, and has resulted in significantly lower unit sales volume and price.

        For the three months ended June 30, 2002, revenues generated by our recently acquired Lithuanian operations were $0.6 million, as anticipated. Our Lithuanian operations were acquired on July 25, 2001, and as such there were no sales in the prior year second quarter. Revenues consisted of interferon alpha-2b and human growth hormone.

        Costs and Expenses.    Cost of sales for the three months ended June 30, 2002 was $46.8 million which yielded a product gross margin of 58%, compared to a cost of sales of $47.7 million for the same period in the prior year period, which yielded a product gross margin of 48%. The increase in the gross margin percentage was due primarily to an improved product mix including sales of recently introduced finished dosage products, and higher sales of propofol in the U.S.

        Research and development expenses for the three months ended June 30, 2002 were $5.5 million compared to $4.3 million for the same period in 2001. The 30% increase in research and development expenses was due mainly to higher new product development expenses at our U.S. operations and at our new biotechnology subsidiary in Lithuania, which was acquired in July 2001. We expect research and development expenses to increase during the remainder of this year relative to last year due mainly to new product development activities in the U.S. and a full-year of biotechnology related development expenses at our Lithuanian business, which was acquired July 25, 2001.

        Selling, general and administrative expenses for the three months ended June 30, 2002 and 2001 were $17.5 million and $15.4 million, respectively, or 16% and 17% of revenues, respectively. The increase in dollar expense in 2002 was primarily due to higher insurance and other administrative expenses at our U.S. headquarters, as well as the general and administrative expenses at our Lithuanian operations which were not present in the prior year quarter.

        We recorded amortization expense of $0.9 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively. Included in amortization expense for the prior year was $0.7 million of expense related to goodwill. Goodwill is no longer amortized in accordance with SFAS No. 142, which was adopted as of January 1, 2002 (see Note 2 "Recently Issued Accounting Standards" in the notes to the consolidated financial statements).

        Interest and other net income for the three months ended June 30, 2002 and 2001 was $0.6 million and $0.0 million, respectively. The increase was mainly due to an insurance reimbursement for a minor property loss at our U.S. operations.

        Income Tax Expense.    Our provision for income taxes increased to $15.2 million in the second quarter of 2002 from $3.8 million in the second quarter of 2001. The principal reason for the increase was the reduction at the end of 2001 of the valuation allowance relating to our deferred tax assets (see "Tax Loss Carryforwards and Tax Credits," above). Accordingly, our effective tax rate for the second quarter of 2002 increased to 36% from 17% in the second quarter of 2001 due to the fact that the benefit of the tax loss and tax credit carryforwards actually utilized by us to reduce our tax liability in the second quarter of 2002 had previously been recognized for accounting purposes at the end of 2001.

  Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

        Earnings Summary.    Our net income applicable to common shares was $49.0 million, or $0.41 per share on a diluted basis, for the six months ended June 30, 2002 compared to net income applicable to common shares of $28.7 million, or $0.27 per share on a diluted basis, for the six months ended June 30, 2001. Included in the results was a charge for the write-down of long-lived assets held by our Italian subsidiary of $1.2 million and $3.5 million for the quarters ended March 31, 2002 and 2001, respectively.

        Revenues.    Our overall revenue for the first half of 2002 increased 26% to $221.5 million from $175.1 million relative to the same period in 2001, which reflected an increase of $52.6 million, and $1.6 million at our U.S. and Lithuanian operations, respectively, and a decrease of $5.9 million, and $2.0 million at our Italian and Mexican operations, respectively.

        For the six months ended June 30, 2002, revenues generated by our U.S. operations were $151.3 million compared to $98.7 million for the same period in 2001. The 53% increase was due mainly to the continued growth of propofol, and the introduction of new finished dosage products, such as ifosfamide/mesna and pamidronate disodium injection.

        For the six months ended June 30, 2002, revenues generated by our Italian operations were $36.7 million compared to $42.5 million for the same period in 2001. The 14% decrease for the six-month period was primarily due to the divestiture of Diaspa in April 2002.

        For the six months ended June 30, 2002, revenues generated by our Mexican operations were $31.9 million as compared to $33.9 million for the same period in 2001. The 6% decrease is primarily attributable to lower bulk API sales of megestrol partially offset by an increase in finished dosage sales to the private sector and export markets.

        For the six months ended June 30, 2002, product sales by our recently acquired Lithuanian operations were $1.6 million, as anticipated. Our Lithuanian operations were acquired on July 25, 2001, and as such there were no sales in the prior year period. Revenues consisted of interferon alpha-2b and human growth hormone.

        Costs and Expenses.    Cost of sales for the six months ended June 30, 2002 was $98.0 million which yielded a product gross margin of 56%, compared to a cost of sales of $93.6 million for the same period in the prior year, which yielded a product gross margin of 47%. The increase in gross margin percentage was due primarily to an improved product mix, including increased sales of propofol.

        Research and development expenses for the six months ended June 30, 2002 were $10.5 million compared to $8.5 million for the same period in 2001. The 24% increase in research and development expenses reflected higher new product development expenses at our U.S. operations along with expenses related to our new biotechnology subsidiary in Lithuania, which was acquired in July 2001.

        Selling, general and administrative expenses for the six months ended June 30, 2002 and 2001 were $32.1 million and $29.7 million, respectively, or 14% and 17% of revenues, respectively. The increase in expense in 2002 was primarily due to higher insurance expense at our U.S. headquarters, as well as general and administrative expenses of our Lithuanian operations, which were not present in the prior year period. The increase in selling, general and administrative expenses was partially offset by a $1.5 million charge in the prior year quarter for an increase in the estimate of costs to be incurred in connection with the defense of an ongoing investigation by the United States Department of Justice and the United States Department of Health and Human Services and certain state agencies (see Note 12 "Contingencies" in the notes to the consolidated financial statements).

        We recorded amortization expense of $1.9 million and $2.9 million for the six months ended June 30, 2002 and 2001, respectively. Included in amortization expense for the prior year was $1.5 million of expense related to goodwill. Goodwill is no longer amortized in accordance with SFAS No. 142, which we adopted as of January 1, 2002 (see Note 2 "Recently Issued Accounting Standards" in the notes to the consolidated financial statements).

        For the six months ended June 30, 2002, interest and other net income was $0.1 million, and for the six months ended June 30, 2001, interest and other net expense was $0.4 million. The change was attributable to several factors, including more interest income earned on larger invested balances, reduced interest expense, and higher foreign exchange losses in the current year relative to the same period in the prior year.

        Income Tax Expense.    Our provision for income taxes increased to $28.3 million in the first half of 2002 from $4.9 million in the first half of 2001. The principal reason for the increase was the reduction at the end of 2001 of the valuation allowance relating to our deferred tax assets (see "Tax Loss Carryforwards and Tax Credits," above). Accordingly, our effective tax rate for the second quarter of 2002 increased to 36% from 13% in the first half of 2001 due to the fact that the benefit of the tax loss and tax credit carryforwards actually utilized by us to reduce our tax liability in the first half of 2002 had previously been recognized for accounting purposes at the end of 2001.

Summary of Critical Accounting Policies and Estimates

        Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

•
Revenue recognition. Revenue from product sales is recognized upon transfer of title and risk of loss, which generally occurs upon shipment of product, satisfactory evaluation of trade conditions, and final determination that all contractual obligations related to the earnings process are satisfied. We estimate and record sales deductions that arise due to wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. Additionally, we also establish reserves to reduce revenues recorded for estimated product returns at the time of sale based on historical trends. Reserves for potential price reductions for inventory in the hands of distributors are established when such amounts are deemed to be probable and estimable.

          For contracts under which we are reimbursed for research and development efforts, we recognize contract revenue in accordance with the terms of the agreement and as related expenses are incurred. Amounts recorded as revenue are not dependent upon the success of the research efforts. We recognize nonrefundable license fees and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

•
Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for excess and obsolete inventories are provided based on inventory levels on-hand, future purchase commitments, and current product demand. If an estimate of future product demand suggests that inventory levels are excessive, then increases to the reserves would be required.

•
Accounts Receivable. We estimate allowances for potential credit losses based on past trends. Our losses have historically been within our expectations. We generate a significant amount of our revenue and corresponding accounts receivable from sales to a single customer, Baxter. If Baxter experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations for prior sales or complete the purchase of additional products under the terms of our existing sales agreements. These events could have a material adverse impact on our financial results. Outstanding accounts receivable from Baxter were approximately $7.7 million as of June 30, 2002.

•
Deferred Tax Assets. As of December 31, 2001, we had approximately $110.1 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards that begin to expire in 2005 and 2002, respectively, for which a valuation allowance of approximately $56.1 million has been recorded. The realization of these assets is based upon estimates of future taxable income and projections utilized in our internal forecasts. We will reevaluate the realizability of the remaining deferred tax asset at the end of 2002, which could result in an additional tax benefit being recorded in the fourth quarter of 2002. Our evaluation of the remaining deferred tax assets takes into account several factors, including our assessment of projected future taxable income, our recent earnings history, and our tax planning strategies. These factors, including changes in our estimates, could significantly affect our effective tax rate in the future.

•
Impairment. As of January 1, 2002, accounting principles generally accepted in the United States required us to adopt SFAS No. 142. This statement required us to analyze our goodwill for impairment using a fair value approach during the first six months of fiscal 2002 and then on an annual basis thereafter. In accordance with the transition provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment. Significant estimates regarding the valuation included a forecast of expected cash flows and terminal value, a risk-adjusted discount rate, and evaluation of an appropriate product forecasting life cycle. These factors, assumptions, and changes in them could result in an impairment of goodwill in the future.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents of $233.0 million and working capital of $260.9 million compared to $226.6 million and $327.0 million, respectively, as of December 31, 2001.

        The increase in cash in the first half of 2002 was primarily due to our generation of $63.7 million in cash from operations during the period, partially offset by approximately $2.4 million in investing activities, and the use of $56.7 million in financing activities. A significant use of operating cash flow during the first half of 2002 was a $19.8 million increase in inventory, which was substantially offset by decreases in other current assets. The increase in inventory was mainly due to higher expected revenue at our U.S. operations accompanied by a decrease in revenue at our Mexican operations.

        With respect to investing activities through the first half of 2002, we liquidated approximately $63.5 million in short-term investments for use in the redemption of our preferred stock during January and February of this year, and invested approximately $53.2 million in long-term investments on a net basis. Additionally, we invested approximately $15.5 million in property and equipment during the first half of 2002 as compared to $19.7 million during the same period in the prior year.

        We used $56.7 million in cash flow in financing activities during the first six months of 2002, which consisted primarily of $63.8 million used for the redemption of our preferred stock (see Note 10 "Preferred Stock Redemption" in the notes to the consolidated financial statements), partially offset by an increase in short-term borrowings.

Factors that May Affect Future Financial Condition and Liquidity

        We expect to incur additional costs, including development, manufacturing and marketing costs, to support sales of existing products and anticipated launches of new products during the year. Planned spending on worldwide product development and marketing activities for 2002 is estimated to be approximately $40.0 to $45.0 million. We also plan to invest approximately $30.0 to $35.0 million during 2002 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flow from operations and new operating lease arrangements. We expect to continue to fund Biotechna's cash requirements, including approximately $12.5 million through the first half of 2003.

        We expect that our operating cash flows, our current cash and cash equivalents of $233.0 million as of June 30, 2002, and commitments from third parties will enable us to maintain our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. However, there is no assurance that financing may be available on acceptable terms, or at all.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

        Interest Rate Risk.    At June 30, 2002, we had current cash, cash equivalents, and short-term investments of approximately $233.0 million, and long-term investments of $53.2 million. Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at June 30, 2002 would cause the fair market value of our current cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income. Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates increase, we will incur higher relative interest expense and similarly, a decrease in the rates will reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

        Foreign Currency Exchange Rate Risk.    We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. In November 2001, Sicor S.p.A. entered into twelve monthly U.S. $2.0 million put/Euro call options at a strike price of 0.92 Euro per U.S. $1.00, exercisable at the end of each month starting in January 2002. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. As of June 30, 2002, only the June call options had been exercised.

RISK FACTORS

        You should carefully consider the following risks, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the following risks occurs, our business, financial condition, operating results and prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to Our Company

        We currently derive a large percentage of our revenue from one product, propofol. If sales of propofol decrease, our results of operations may be adversely affected.

        In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 36%, 34%, and 33% of our consolidated revenues during the six months ended June 30, 2002, and the years ended 2001, and 2000, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on revenues. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

        In March 1999, we amended our sales and distribution agreement with Baxter to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States and the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement, and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, the agreement with Baxter terminates on January 1, 2005, unless automatically renewed for a one year period, or terminated by either party upon two years' prior notice. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our revenues will not meet our expectations and our business will be negatively impacted.

In order to remain profitable and continue to grow and develop our business, we are dependent on successful product development and commercialization of newly developed products. If we are unable to successfully develop or commercialize new products, our operating results will suffer.

        Our future results of operations depend to a significant extent on our ability to successfully develop and commercialize new generic versions of branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and must meet regulatory standards and receive requisite regulatory approvals. Products currently in development by us may or may not receive the regulatory approvals necessary for marketing. Our future growth in the biopharmaceuticals sector is dependent, on among other things, on accessible and cost effective pathways to regulatory approval of generic biologics, which, currently do not exist in the United States and the majority of the European countries. If any of our products, if and when acquired or developed and approved, cannot be successfully commercialized in a timely manner, our operating results could be adversely affected. Delays or unanticipated costs in any part of the process or our failure to obtain regulatory approval for our products, including failure to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect us.

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

        While we attempt to use our own APIs when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and many of our raw materials are available only from foreign sources. In addition, our operations use sole sources of supply for a number of raw materials used in the manufacture of our products and packaging components. Any curtailment in the availability of these raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Furthermore, our arrangements with foreign raw materials suppliers are subject to, among other things, customs and other government clearances, duties and regulation by the countries of origin, in addition to the regulatory approval of the agencies responsible for certifying the API manufacturing facilities and regulating the sale of finished dosage pharmaceutical products, such as the Food and Drug Administration, (FDA), the European Medicines Evaluation Agency (EMEA), and the United Kingdom Medicines Control Agency, (MCA). Any significant interruption of our supply could have a material adverse effect on us.

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

        We also rely on trade secrets, unpatented know-how and continuing technological innovation that we seek to protect, in part, by entering into confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors. We cannot assure you that these agreements will not be breached. We also cannot be certain that there will be adequate remedies available to us in the event of a breach. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements. We cannot be assured that our trade secrets and proprietary technology will not otherwise become known or be independently discovered by our competitors or, if patents are not issued with respect to products arising from research, that we will be able to maintain the confidentiality of information relating to these products.

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

        Our facilities, manufacturing procedures and operations and the procedures we use in testing our products are also subject to regulation by the FDA and other authorities, who conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Processes (cGMP) and other FDA regulations. Following these inspections, the FDA may issue notices on Form 483, listing conditions that the FDA inspectors believe may violate cGMP or other FDA regulations, and warning letters that could cause us to modify certain activities identified during the inspection.

        Failure to comply with FDA or other U.S. governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA's review of our Abbreviated New Drug Applications (ANDAs), or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Some of our vendors are subject to similar regulations and periodic inspections.

        In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulation by the EMEA and MCA. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by that particular country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country. In addition, regulatory agency approval of pricing is required in many countries and may be required in order to market any drug we develop in those countries.

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

        The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which we may be affected by legislative and regulatory developments. Moreover, if we obtain regulatory agency approval for a drug, it may be limited regarding the indicated uses for which the drug may be marketed which could limit our potential market for the drug. The discovery of previously unknown problems with any of our drugs could result in restrictions on the use of a drug including possible withdrawal of the drug from the market.

        It is impossible for us to predict the extent to which our operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

We are increasing our efforts to develop new proprietary pharmaceutical products, but we can give no assurance that any of these efforts will be commercially successful.

        Our principal business has traditionally focused on the development, manufacture and marketing of generic equivalents of injectable pharmaceutical products first introduced by third parties. However, we have recently commenced efforts to develop new proprietary products. Expanding our focus beyond generic products and broadening our portfolio of product offerings to include proprietary product candidates may require additional internal expertise or external collaboration in areas in which we currently do not have substantial expertise, resources and personnel. We may have to enter into collaborative arrangements with other parties that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue independently. We cannot assure you that we will be able to acquire the necessary expertise or enter into collaborative arrangements on acceptable terms, if at all, to develop and market proprietary product candidates.

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

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are defendants in three purported class action lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and two of the three actions in which we are defendants have been transferred and consolidated to the United States District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

        For the six months ended June 30, 2002, 32% of our total revenues were derived from our operations outside the United States, and 29% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

        For the six months ended June 30, 2002, 14% of our total revenues were derived from our Mexican operations, and 10% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. During 2000, the National Action Party won the presidential election. Although the National

Action Party is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

For the six months ended June 30, 2002, the government of Mexico accounted for 7% of our total revenue. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

        For the six months ended June 30, 2002, the government of Mexico accounted for 7% of our total revenues, as compared to 9% and 11% for the years ended 2001 and 2000, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future. As part of the government bidding process during April 2002, for purchases effective in the second half of this year, the Mexican government significantly reduced its hospital budget and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

We may pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

        We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. In the future, we may choose to enter into these transactions at any time. As a result of acquiring businesses or entering into other significant transactions, we have previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities. Although we do not expect these charges to have a material adverse effect upon our overall financial condition, these charges could have a material adverse effect on our results of operations for particular quarterly or annual periods and could possibly have an adverse impact upon the market price of our common stock. For example, we incurred a one-time non-cash charge of $21.7 million in the third quarter of 2001 for the write-off of in-process research and development in connection with our acquisition of Biotechna.

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

        We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. We do not have any employment agreements with any of our key executive officers, other than Marvin Samson, our President and Chief Executive Officer, and Jack E. Stover, our Executive Vice President, Finance, Chief Financial Officer, and Treasurer, and we do not maintain key person life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Due to the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

Risks Related to Our Industry

        Our industry is intensely competitive. The competition we encounter may have a negative impact on the prices we charge for our products, the market share of our products and our revenues and profitability.

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

        On July 29, 2002 The Federal Trade Commission, or the FTC, issued a report entitled "Generic Drug Entry Prior to Patent Expiration" which addressed, among other things, the use of agreements between brand name and generic drug manufacturers and other strategies used to delay competition from generic versions of patent-protected drugs. The report recommended legislation requiring brand name companies and first generic applicants to provide copies of certain agreements to the FTC, and also recommended the codification or clarification of certain court decisions concerning the 180-day exclusivity period applicable to first generic applicants. These recommendations, if adopted, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with brand name pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. While we have not entered into any of these types of agreements, we cannot assure you that we will not do so in the future. The impact of the FTC's report, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on our business.

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

        Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 20% of our outstanding shares of common stock. In addition, pursuant to a shareholder's agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors (one of whom, however, must be an independent director), who in turn are entitled to nominate, jointly with two of our executive officer directors, five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

        The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $12.80 per share and $27.25 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of June 30, 2002, we had 116,135,180 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,704,360 shares of our common stock, may sell his shares in the public market at any time, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitles it to have 21,000,000 of the 23,704,360 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 246,964 shares of common stock registered for sale in the public market.

        We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,388 shares of its 511,164 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock within 30 days after January 10 of each of the following years 2003, 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange.

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

PART II:    OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        On July 12, 2002, an action entitled Rice v. Abbott Laboratories, Inc., et al. was filed in the Superior Court of California, Court of Alameda purporting to sue under California Business Professions Code Section 17200 on behalf of a class of patients and third party payors in California. The action alleges the plaintiffs were injured because they paid prices for drugs that were inflated by reason of published "average wholesale prices," and seeks unspecified damages and equitable relief.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 16, 2002, SICOR sold an aggregate of 150,000 shares of common stock to Banca del Gottardo, an accredited investor, for an aggregate of $525,000. The shares were issued upon exercise of an outstanding warrant held by the investor and was made in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 17, 2002, SICOR held its Annual Meeting of Stockholders. There were issued and outstanding on April 1, 2002, the record date, 115,618,164 shares of common stock. There were present at the meeting in person or by proxy, shareholders of SICOR who were the holders of 102,468,712 shares of common stock entitled to vote, constituting a quorum. The following actions were taken at the meeting:

  (a)
  The following three Class I directors were elected:

  I.
  Donald E. Panoz—98,174,962 shares were voted in favor of the nominee, 4,293,750 shares withheld their vote.

  II.
  Michael D. Cannon—98,174,962 shares were voted in favor of the nominee, 4,293,750 shares withheld their vote.

  III.
  Michael D. Casey—98,174,962 shares were voted in favor of the nominee, 4,293,750 shares withheld their vote.

    SICOR's Class II directors, Marvin Samson, Carlo Salvi, and Carlo Ruggeri continue in office until 2003. Class III directors, Herbert J. Conrad, Lee Burg, and J. Sanford Miller continue in office until 2004.

  (b)
  The selection of Ernst & Young LLP as SICOR's independent auditors was ratified. 101,011,773 shares voted for the proposal, 1,426,081 shares voted against, and 30,858 shares abstained.

ITEM 5: OTHER INFORMATION

        The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. (ss) 78m or (ss) 78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        None.

  (b)
  Reports on Form 8-K during the second quarter

        None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	By:	/s/ MARVIN SAMSON Marvin Samson, President and Chief Executive Officer
Date: August 14, 2002	By:	/s/ JACK E. STOVER Jack E. Stover, Executive Vice President, Finance, Chief Financial Officer and Treasurer
Date: August 14, 2002	By:	/s/ DAVID C. DREYER David C. Dreyer, Vice President, Corporate Controller and Chief Accounting Officer

QuickLinks

INDEX
SICOR Inc. Part I—FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS (in thousands except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (Unaudited)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
SICOR Inc. Notes to Consolidated Financial Statements
FORWARD-LOOKING STATEMENTS
Risks Related to Our Company
Risks Related to Our Industry
Risks Related to Our Common Stock
SIGNATURES