Form 10-Q
period 2002-09-30
SICOR INC
filed 2002-11-12
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2002.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-18549

SICOR Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0176647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	117,066,754
Class	Outstanding at September 30, 2002

SICOR Inc.

INDEX

SICOR INC.

Part I—FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(in thousands except par value data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,256	$226,568
Short-term investments	13,764	63,742
Accounts receivable, net	69,966	71,251
Inventories, net	72,526	59,678
Other current assets	28,204	35,199

Total current assets	371,716	456,438
Property and equipment, net	177,055	162,284
Long-term investments	112,742	—
Intangibles, net	42,297	45,086
Goodwill, net	69,640	69,564
Other noncurrent assets	40,799	50,848

	$814,249	$784,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,360	$38,661
Accrued payroll and related expenses	10,042	10,214
Other accrued liabilities	67,245	39,097
Short-term borrowings	34,322	33,623
Current portion of long-term debt	6,605	7,112
Current portion of capital lease obligations	508	744

Total current liabilities	148,082	129,451
Other long-term liabilities	4,662	10,458
Long-term debt, less current portion	25,467	29,738
Long-term capital lease obligations, less current portion	166	614
Deferred tax liability	14,693	16,059

Total liabilities	193,070	186,320
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 1,600 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	—	16
Common stock, $0.01 par value, 250,000 shares authorized, 117,067 and 114,300 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	1,171	1,143
Additional paid-in capital	781,730	836,883
Deferred compensation	(1,012)	(1,358)
Accumulated deficit	(161,007)	(233,450)
Accumulated other comprehensive income (loss)	297	(5,334)

Total stockholders' equity	621,179	597,900

	$814,249	$784,220

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues	$115,869	$90,600	$337,343	$265,737
Costs and expenses:
Cost of sales	56,196	46,244	154,221	139,857
Research and development	5,819	5,151	16,325	13,617
Selling, general and administrative	13,875	14,004	45,948	43,659
In-process research and development	—	21,700	—	21,700
Write-down of long-lived assets	—	—	1,229	3,462
Amortization	943	1,585	2,827	4,469
Interest and other, net	(662)	798	(779)	1,199

Total costs and expenses	76,171	89,482	219,771	227,963

Income before income taxes	39,698	1,118	117,572	37,774
Provision for income taxes	(15,477)	(2,611)	(43,815)	(7,551)

Net income (loss)	24,221	(1,493)	73,757	30,223
Dividends on preferred stock	—	(1,504)	(580)	(4,496)

Net income (loss) applicable to common shares	$24,221	$(2,997)	$73,177	$25,727

Net income (loss) per share:
—Basic	$0.21	$(0.03)	$0.63	$0.25
—Diluted	$0.20	$(0.03)	$0.61	$0.24
Shares used in calculating per share amounts:
—Basic	116,990	102,643	116,179	101,080
—Diluted	120,478	102,643	120,149	105,717

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$73,757	$30,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,786	10,274
Amortization	2,827	4,469
In-process research and development	—	21,700
Deferred income tax	(3,496)	(714)
Stock-based compensation	555	1,642
Write-down of long-lived assets	1,229	3,462
Other non-cash expenses	2,170	718
Change in operating assets and liabilities:
Accounts receivable	(2,925)	10,468
Inventories	(14,076)	(10,463)
Other current and noncurrent assets	10,223	(5,299)
Accounts payable and other current liabilities	18,672	6,237

Net cash provided by operating activities	103,722	72,717
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	82,769	57,598
Purchase of available-for-sale investments	(19,261)	(65,651)
Proceeds from held-to-maturity investments	1,594	—
Purchase of held-to-maturity investments	(128,100)	—
Purchases of property and equipment	(27,441)	(27,564)
Other investing activities	1,532	(508)

Net cash used in investing activities	(88,907)	(36,125)
Cash flows from financing activities:
Redemption of preferred stock	(63,832)	—
Payments of cash dividends on preferred stock	(580)	(4,496)
Issuance of common stock and warrants, net	8,012	6,562
Change in short-term borrowings	5,577	(2,475)
Issuance of long-term debt and capital lease obligations, net	1,067	2,283
Principal payments on long-term debt and capital lease obligations	(5,585)	(6,199)

Net cash used in financing activities	(55,341)	(4,325)
Effect of exchange rate changes on cash	1,214	186

(Decrease) increase in cash and cash equivalents	(39,312)	32,453
Cash and cash equivalents at beginning of period	226,568	23,054

Cash and cash equivalents at end of period	$187,256	$55,507

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

        In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.    Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 141 was also effective as of July 1, 2001 for business combinations consummated on or after that date. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired. Other intangible assets will continue to be amortized over their useful lives.

        The Company applied SFAS No. 141 for its acquisition of Gatio Investments B.V. ("Gatio"), which occurred on July 25, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.5 million per year through March 2003, and $2.3 million per year thereafter through February 2027. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment. The Company expects to complete the first step of the annual goodwill impairment test during the fourth quarter of 2002. The results of this test are not expected to have a material effect on the Company's earnings or financial position.

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

3.    Intangible Assets

        Under SFAS No. 141, intangible assets with identifiable lives continue to be amortized. The following table reflects the components of intangible assets (in thousands):

	September 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired technology	$53,894	$(15,915)	$53,894	$(13,262)
Proprietary technology rights	1,352	(911)	1,226	(781)
Trademarks	4,624	(862)	4,615	(744)
Other	134	(19)	74	(12)
Assembled workforce	—	—	2,270	(2,194)

Total	$60,004	$(17,707)	$62,079	$(16,993)

        In accordance with the provisions of SFAS No. 142, the carrying value of assembled workforce of $76 thousand was re-classified to goodwill as of January 1, 2002. The estimated amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

2003	$3,777
2004	3,777
2005	3,807
2006	3,738
2007	3,731

        The following table discloses the effect on net income (loss) and basic and diluted earnings per share of excluding amortization expense related to goodwill, which was recognized during the three and nine months ended September 30, 2001, as if the adoption of SFAS No. 142 had occurred at the beginning of each period (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss) applicable to common shares	$24,221	$(2,997)	$73,177	$25,727
Add back goodwill amortization	—	736	—	2,207

Adjusted net income (loss) applicable to common shares	$24,221	$(2,261)	$73,177	$27,934

Earnings (loss) per share—basic:
As reported	$0.21	$(0.03)	$0.63	$0.25
Goodwill amortization	—	0.01	—	0.02

Adjusted earnings (loss) per share—basic	$0.21	$(0.02)	$0.63	$0.27

Earnings (loss) per share—diluted:
As reported	$0.20	$(0.03)	$0.61	$0.24
Goodwill amortization	—	0.01	—	0.02

Adjusted earnings (loss) per share—diluted	$0.20	$(0.02)	$0.61	$0.26

4.    Foreign Currency Translation

        The financial statements of the Company's Italian subsidiary are translated into U.S. dollars using current rates of exchange, with translation gains and losses included in accumulated other comprehensive income and loss in the stockholders' equity section of the consolidated balance sheets.

        For the Mexican and Lithuanian operations, where the functional currency is the U.S. dollar, financial statements are translated at either current or historical exchange rates, as appropriate. Translation and recognized gains and losses on currency transactions (denominated in currencies other than local currency), are reflected in the determination of consolidated net income.

5.    Comprehensive Income (Loss)

        Comprehensive income (loss) consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income (loss) applicable to common shares	$24,221	$(2,997)	$73,177	$25,727
Comprehensive income (loss):
Unrealized gain (loss) on short-term investments	—	171	(234)	251
Foreign currency translation gain (loss)	(447)	1,537	5,865	(734)

Comprehensive income (loss)	$23,774	$(1,289)	$78,808	$25,244

6.    Earnings Per Share

        Basic earnings per share ("EPS") includes no dilution and is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable upon exercise of stock options outstanding, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three months ended September 30 31,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss) applicable to common shares	$24,221	$(2,997)	$73,177	$25,727
Denominator:
Weighted average common shares—basic	116,990	102,643	116,179	101,080
Net effect of dilutive securites:
Stock options	2,399	—	2,538	2,930
Warrants	826	—	1,128	1,282
Other	263	—	304	425

Weighted average common shares—diluted	120,478	102,643	120,149	105,717

Earnings (loss) per share—basic	$0.21	$(0.03)	$0.63	$0.25
Earnings (loss) per share—diluted	$0.20	$(0.03)	$0.61	$0.24

        Dilutive securities were excluded from weighted-average common shares for the three months ended September 30, 2001 as their effect would have been anti-dilutive to earnings per share.

7.    Inventories

        Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$26,994	$21,374
Work-in-process	18,780	14,108
Finished goods	31,866	30,239

	77,640	65,721
Less reserve for excess and obsolescence	(5,114)	(6,043)

	$72,526	$59,678

8.    Write-Down of Long-Lived Assets

        The Company recorded an impairment charge of $1.2 million in the first quarter of 2002 to write-down the carrying value of the long-lived assets of Diaspa S.p.A. ("Diaspa"), a business unit within the Company's Italian operations. On April 4, 2002, Diaspa was sold to an outside party for a sale price below the carrying value of Diaspa's net assets at the time of sale. In connection with the sale, the Company entered into an agreement with Diaspa whereby the Company agreed to purchase from Diaspa, and Diaspa agreed to sell to the Company, certain active pharmaceutical ingredients. The Company's minimum purchase obligation under this agreement is on terms which the Company believes to be comparable to terms which it could obtain from other suppliers, and is not expected to exceed approximately $1.8 million per year at the current exchange rate, for a period of four years. The minimum purchase requirements are within usage expectations.

        In the first quarter of 2001, the Company also recorded a charge of $3.5 million to write-down Diaspa's long-lived assets to estimated fair value, including a write-down of non-strategic fixed assets of $2.2 million and remaining goodwill of $1.3 million. Factors indicating impairment included an offer price for the business unit, a history of cash flow losses, and continued forecasted negative cash flows.

        Diaspa's revenues included in the Company's consolidated results of operations were $0.0 million and $3.0 million for the three months ended September 30, 2002 and 2001, respectively, and $3.5 million and $10.9 million for the nine months ended September 30, 2002 and 2001, respectively.

9.    Acquisition

        On July 25, 2001, the Company acquired all outstanding stock of Gatio, a holding company which is the sole owner of Biotechna U.A.B. (now known as Sicor Biotech U.A.B.) ("Biotechna"), in exchange for 1.5 million shares of the Company's common stock. Biotechna, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon a-2b in developing countries, Eastern Europe, and Russia, and human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of income and its comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

        In connection with these transactions, the Company obtained an independent valuation of the intangible assets acquired in order to allocate the purchase price. The total purchase price of $38.4 million was allocated as follows (in thousands):

Net liabilities in excess of tangible assets	$(2,288)
Acquired technology and other, net	7,083
In-process research and development	21,700
Goodwill	11,943

$38,438

        The in-process research and development that was assigned a value of $21.7 million, was expensed upon acquisition during the third quarter of 2001 because it was determined that it had not yet reached technological feasibility.

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

C.V.; and (iv) Lithuania: Biotechna and Gatio. Intergeographic sales are accounted for at prices that approximate arm's length transactions

        Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues from unaffiliated customers:
United States	$82,321	$56,063	$233,640	$154,806
Italy	16,379	16,638	53,029	59,145
Mexico	16,248	17,235	48,178	51,122
Lithuania	921	664	2,496	664

	$115,869	$90,600	$337,343	$265,737

Intergeographic sales:
United States	$78	$750	$804	$1,233
Italy	7,227	3,181	18,000	8,982
Mexico	382	84	785	207
Lithuania	27	—	27	—

	$7,714	$4,015	$19,616	$10,422

Income (loss) before income taxes:
United States	$35,514	$(3,643)	$101,190	$30,980
Italy	5,063	3,678	12,680	3,246
Mexico	756	634	3,444	3,800
Lithuania	(1,233)	(1,090)	(2,430)	(1,090)
Other	3	(138)	(48)	(510)
Eliminations and adjustments	(405)	1,677	2,736	1,348

	$39,698	$1,118	$117,572	$37,774

	September 30, 2002	December 31, 2001
Total assets:
United States	$695,169	$680,208
Italy	107,949	129,536
Mexico	95,732	93,742
Lithuania	32,772	26,218
Other	186	204
Eliminations and adjustments	(117,559)	(145,688)

	$814,249	$784,220

        SICOR's revenue from Baxter Healthcare Corporation ("Baxter"), a marketer and distributor for several products sold in the United States, accounted for 39% and 35% of revenues from unaffiliated customers for the three months ended September 30, 2002 and 2001, respectively, and 37% and 34% of revenues from unaffiliated customers for the nine months ended September 30, 2002 and 2001, respectively.

12.  Contingencies

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in six purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and two of the actions in which the Company is a defendant have been consolidated to the United States District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

  •
  our other filings with the SEC.

        Any forward-looking statement speaks only as of the date on which that statement is made. The operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

        We are a vertically integrated, multinational specialty pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals. We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Mexico and Lithuania (see Note 11 "Segment and Geographic Information" in the notes to the consolidated financial statements).

        Our Revenues.    We generate most of our revenue from the sale of our finished dosage injectable pharmaceutical products, including revenue from contract manufacturing. We derive a substantial portion of our overall revenues from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on us. We sell propofol in the United States through

Baxter Healthcare Corporation, or Baxter, our exclusive distributor for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 39% and 35% of revenues from unaffiliated customers for the three months ended September 30, 2002 and 2001, respectively, and 37% and 34% of revenues from unaffiliated customers for the nine months ended September 30, 2002 and 2001, respectively. A substantial majority of the revenue attributable to Baxter was derived from the sale of propofol.

        As a result of our acquisition of Gatio Investments B.V. ("Gatio"), a holding company which is the sole owner of Biotechna U.A.B. (now known as Sicor Biotech U.A.B.) ("Biotechna"), on July 25, 2001, we currently generate revenues from the sale of two biopharmaceutical products, human growth hormone and interferon a-2b. We expect revenues from biopharmaceutical products to grow in the future as patents on such products expire in Western Europe and the United States.

        As competition increases from other generic pharmaceutical companies, our selling prices and related profit margins tend to decrease as these manufacturers gain regulatory approvals to market similar generic products and compete with lower prices. Thus, our future operating results are dependent on, among other factors, our ability to introduce new generic products before our competitors.

        Recently Issued Accounting Standards.    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired. Other intangible assets will continue to be amortized over their useful lives.

        We applied SFAS No. 141 for our acquisition of Gatio, which occurred on July 25, 2001. Starting in 2002, the application of the nonamortization provisions of SFAS No. 142 related to goodwill acquired prior to July 1, 2001 is expected to result in an increase in net income of approximately $2.5 million per year through March 2003, and $2.3 million per year thereafter through February 2027. We adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment. We expect to complete the first step of the annual goodwill impairment test during the fourth quarter of 2002. The results of this test are not expected to have a material effect on our earnings or financial position.

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

        Tax Loss Carryforwards and Tax Credits.    As of December 31, 2001, we had approximately $110.1 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards, and research and development tax credit carryforwards. Prior to the fourth quarter of 2001, due to our past history of operating losses, the future benefit of these deferred tax assets was fully reserved with a valuation allowance. Following the completion of three consecutive years of positive operating results, in the fourth quarter of 2001 we were required under accounting principles generally accepted in the United States to reevaluate the likelihood of the realization of these deferred tax assets in future periods. Based on our projections, we concluded that it was appropriate to reduce our valuation allowance and recognize a tax benefit in the fourth quarter of 2001 in the amount of $54.0 million, leaving a remaining valuation allowance of $56.1 million. A similar reevaluation of the realizability of remaining deferred tax assets will be performed at the end of 2002, which could result in an additional tax benefit being recorded in the fourth quarter of 2002 due to a further reduction in our valuation allowance. At December 31, 2001, we had federal and California net operating loss carryforwards of approximately $138.3 and $3.8 million respectively. These net operating loss carryforwards will begin to expire in 2005 and 2002 respectively, unless previously utilized.

        The acquisition of Rakepoll Holding caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Code, annual use of our net operating losses and tax credit carryforwards is limited, and this limitation has been considered in our assessment of the future tax benefit attributable to such carryforwards.

Results of Operations

  Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

        Earnings Summary.    Our net income applicable to common shares was $24.2 million, or $0.20 per share on a diluted basis, in the third quarter ended September 30, 2002 compared to net loss applicable to common shares of $3.0 million, or $0.03 per share on a diluted basis, in the third quarter of 2001.

        Revenues.    Our overall revenue for the third quarter of 2002 increased 28% to $115.9 million from $90.6 million relative to the same quarter in 2001, as follows:

	2002	2001	Change	% Change
United States	$82,321	$56,063	$26,258	47%
Italy	16,379	16,638	(259)	(2)%
Mexico	16,248	17,235	(987)	(6)%
Lithuania	921	664	257	39%

	$115,869	$90,600	$25,269	28%

        Our U.S. operations generated revenues of $82.3 million for the three months ended September 30, 2002 as compared to $56.1 million for the same period in 2001. The 47% increase was mainly attributable to increased sales of propofol, as well as introduction of new finished dosage products, such as idarubicin, ifosfamide, mesna, and pamidronate disodium injection. The growth in propofol revenue was due primarily to an increase in unit volume and a market shift towards larger product sizes. Based on our most recently available information, Baxter's estimated market share of total propofol units sold in the United States as reported by IMS Health was approximately 49% in the second quarter of 2002 as compared to approximately 45% in the second quarter of 2001.

        Revenues from our Italian operations during the three months ended September 30, 2002 were relatively unchanged as compared to the same period in 2001.

        Revenues from our Mexican operations were $16.2 million and $17.2 million for the three months ended September 30, 2002 and 2001, respectively. The 6% decline reflected lower bulk API sales of megestrol and reduced government sales, partially offset by an increase in finished dosage sales to the private sector and export markets. Megestrol sales, mostly to the U.S. market, declined significantly due to lower unit volume following an increase in generic competition.

        Revenues from our Lithuanian operations were $0.9 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively. The 39% increase in revenue mainly reflected full period revenues in the current year as compared to partial period revenues in the prior year. Our Lithuanian operations were acquired on July 25, 2001.

        Costs and Expenses.    Cost of sales for the three months ended September 30, 2002 was $56.2 million which yielded a product gross margin of 52%, compared to cost of sales of $46.2 million for the same period in the prior year period, which yielded a product gross margin of 49%. The higher gross margin percentage was due primarily to improved product mix, which included higher sales of propofol and recently introduced finished dosage products by our U.S. operations.

        Research and development expenses for the three months ended September 30, 2002 were $5.8 million compared to $5.2 million for the same period in 2001. The increase in research and development expenses was due mainly to higher new product development expenses at our U.S. operations.

        Selling, general and administrative expenses for the three months ended September 30, 2002 and 2001 were $13.9 million and $14.0 million, respectively, or 12% and 15% of revenues, respectively. The current quarter expenses reflected a benefit of approximately $0.9 million due to the reduction of an accrual for compensation expense related to performance incentives earned by Donald E. Panoz under the terms of his agreement to serve as our Chairman of the Board, pursuant to an amendment to that agreement (see Part II, Item 6(a) Exhibit 10.1 "Amendment No. 1").

        In-process research and development for the three months ended September 30, 2001 was $21.7 million, which was incurred in connection with our acquisition of Biotechna in July 2001 (see Note 9 "Acquisition" in the notes to the consolidated financial statements).

        We recorded amortization expense of $0.9 million and $1.6 million for the three months ended September 30, 2002 and 2001, respectively. Included in amortization expense for the three months ended September 30, 2001 was $0.7 million of expense related to goodwill. Goodwill is no longer amortized in accordance with SFAS No. 142, which we adopted as of January 1, 2002 (see Note 2 "Recently Issued Accounting Standards" in the notes to the consolidated financial statements).

        For the three months ended September 30, 2002, net interest and other income increased to $0.7 million from $0.8 million of net expense for the same period in 2001. The increase from a net expense in 2001 to net income in 2002 was due primarily to higher interest income earned on larger invested balances, which resulted mainly from a combination of positive operating cash flow and proceeds from a secondary stock offering in October 2001.

        Income Tax Expense.    Our provision for income taxes increased to $15.5 million in the third quarter of 2002 from $2.6 million in the third quarter of 2001. The principal reason for the increase was the reduction at the end of 2001 of the valuation allowance relating to our deferred tax assets (see "Tax Loss Carryforwards and Tax Credits," above). Accordingly, our effective tax rate for the third quarter of 2002 increased to 39% from 11% in the third quarter of 2001, excluding the effect of a non tax-deductible charge for in-process research and development, due to the fact that the benefit of the tax loss and tax credit carryforwards actually utilized by us to reduce our tax liability in the third quarter of 2002 had previously been recognized for accounting purposes at the end of 2001.

  Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

        Earnings Summary.    Our net income applicable to common shares was $73.2 million, or $0.61 per share on a diluted basis, for the nine months ended September 30, 2002 compared to net income applicable to common shares of $25.7 million, or $0.24 per share on a diluted basis, for the nine months ended September 30, 2001. Included in the results was a charge for the write-down of long-lived assets held by our Italian subsidiary of $1.2 million and $3.5 million for the quarters ended March 31, 2002 and 2001, respectively.

        Revenues.    Our overall revenue for the first nine months of 2002 increased 27% to $337.3 million from $265.7 million relative to the same period in 2001, as follows:

	2002	2001	Change	% Change
United States	$233,640	$154,806	$78,834	51%
Italy	53,029	59,145	(6,116)	(10)%
Mexico	48,178	51,122	(2,944)	(6)%
Lithuania	2,496	664	1,832	276%

	$337,343	$265,737	$71,606	27%

        Our U.S. operations generated revenues of $233.6 million for the nine months ended September 30, 2002 as compared to $154.8 million for the same period in 2001. The 51% increase was due mainly to the continued growth of propofol and the introduction of new finished dosage products, such as ifosfamide, mesna, and pamidronate disodium injection. The growth in propofol revenue is due primarily to an increase in unit volume and a market shift towards larger product sizes.

        Revenues from our Italian operations were $53.0 million and $59.1 million for the nine months ended September 30, 2002 and 2001, respectively. The 10% decrease was attributable mainly to the absence of revenue from Diaspa S.p.A. ("Diaspa"), which was present in the prior year period. Diaspa was sold in April 2002.

        Revenues from our Mexican operations were $48.2 million and $51.1 million for the nine months ended September 30, 2002 and 2001, respectively. The 6% decrease reflected lower bulk API sales of megestrol and reduced government sales, partially offset by an increase in finished dosage sales to the private sector and export markets. Megestrol sales, mostly to the U.S. market, have declined significantly due to lower unit volume following an increase in generic competition.

        Revenues from our Lithuanian operations were $2.5 million and $0.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue primarily reflects full period revenues in the current year as compared to partial period revenues in the prior year. Our Lithuanian operations were acquired on July 25, 2001.

        Costs and Expenses.    Cost of sales for the nine months ended September 30, 2002 was $154.2 million which yielded a product gross margin of 54%, compared to cost of sales of $139.9 million for the same period in the prior year, which yielded a product gross margin of 47%. The increase in gross margin percentage was due primarily to an improved product mix, which included higher sales of propofol and recently introduced finished dosage products by our U.S. operations.

        Research and development expenses for the nine months ended September 30, 2002 were $16.3 million compared to $13.6 million for the same period in 2001. The increase in research and development expenses reflected higher new product development expenses at our U.S. operations along with expenses related to our new biotechnology subsidiary in Lithuania, which was acquired in July 2001.

        Selling, general and administrative expenses for the nine months ended September 30, 2002 and 2001 were $45.9 million and $43.7 million, respectively, or 14% and 16% of revenues, respectively. The increase in expense was primarily due to higher selling costs at our Mexican operations, higher insurance expense at our U.S. headquarters, and higher general and administrative expenses at our Lithuanian operation, which were present for only a portion of the prior year period following our acquisition of it in July 2001. The increase in selling, general and administrative expenses was partially offset by a $1.5 million charge in the prior year for an increase in the estimate of costs to be incurred in connection with the defense of an ongoing investigation by the United States Department of Justice and the United States Department of Health and Human Services and certain state agencies (see Note 12 "Contingencies" in the notes to the consolidated financial statements).

        In-process research and development for the nine months ended September 30, 2001 was $21.7 million, which was incurred in connection with our acquisition of Biotechna in July 2001 (see Note 9 "Acquisition" in the notes to the consolidated financial statements).

        We recorded amortization expense of $2.8 million and $4.5 million for the nine months ended September 30, 2002 and 2001, respectively. Included in amortization expense for the prior year was $2.2 million of expense related to goodwill. Goodwill is no longer amortized in accordance with SFAS No. 142, which we adopted as of January 1, 2002 (see Note 2 "Recently Issued Accounting Standards" in the notes to the consolidated financial statements).

        For the nine months ended September 30, 2002, net interest and other income was $0.8 million, and for the nine months ended September 30, 2001, net interest and other expense was $1.2 million. The increase from a net expense in 2001 to net income in 2002 was due primarily to higher interest income earned on larger invested balances, which resulted mainly from a combination of positive operating cash flow and proceeds from a secondary stock offering in October 2001. Also contributing to the increase was lower interest expense in the current year relative to the same period in the prior year.

        Income Tax Expense.    Our provision for income taxes increased to $43.8 million in the first nine months of 2002 from $7.6 million in the first nine months of 2001. The principal reason for the increase was the reduction at the end of 2001 of the valuation allowance relating to our deferred tax assets (see "Tax Loss Carryforwards and Tax Credits," above). Accordingly, our effective tax rate for the first nine months of 2002 increased to 37% from 13% in the first nine months of 2001, excluding the effect of a non tax-deductible charge for in-process research and development, due to the fact that the benefit of the tax loss and tax credit carryforwards actually utilized by us to reduce our tax liability in the first nine months of 2002 had previously been recognized for accounting purposes at the end of 2001.

Summary of Critical Accounting Policies and Estimates

        Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

  •
  Revenue recognition. Revenue from product sales is recognized upon transfer of title and risk of loss, which generally occurs upon shipment of product, satisfactory evaluation of trade conditions, and final determination that all contractual obligations related to the earnings process are satisfied. We estimate and record sales deductions that arise due to wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. Additionally, we also establish reserves to reduce revenues recorded for estimated product returns at the time of sale based on historical trends. Reserves for potential price reductions for inventory in the hands of distributors and wholesalers are established when such amounts are deemed to be probable and estimable.

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

  •
  Accounts Receivable. We estimate allowances for potential credit losses based on specific identification of collection risk and past trends. Our losses have historically been within our expectations. We generate a significant amount of our revenue and corresponding accounts receivable from sales to a single customer, Baxter. If Baxter experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations for prior sales or complete the purchase of additional products under the terms of our existing sales agreements. These events could have a material adverse impact on our financial results. Outstanding accounts receivable from Baxter were approximately $23.1 million as of September 30, 2002.

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

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents of $187.3 million and working capital of $223.6 million compared to $226.6 million and $327.0 million, respectively, as of December 31, 2001.

        The decrease in cash in the first nine months of 2002 resulted from our generation of $103.7 million in cash from operations during the period, offset by the use of $88.9 million in investing activities and $55.3 million in financing activities. A significant use of operating cash flow during the first nine months of 2002 was a $14.0 million increase in inventory, which was more than offset by an increase of $18.7 million in accounts payable and other current liabilities due primarily to a larger income tax liability. The increase in inventory primarily reflected higher spending in raw materials and work-in-process inventories at our U.S. and Mexican operations.

        With respect to investing activities through September 30, 2002, we purchased approximately $63.0 million, on a net basis, of short and long-term investments. Additionally, we invested approximately $27.4 million in property and equipment during the nine months ended September 30, 2002, as compared to $27.6 million during the same period in the prior year.

        We used $55.3 million in cash flow in financing activities during the first nine months of 2002. This was mainly due to the use of $64.4 million for the redemption of our preferred stock and the payment of final dividends, (see Note 10 "Preferred Stock Redemption" in the notes to the consolidated financial statements). Partially offsetting cash used for the redemption of our preferred stock was positive net cash flow realized from the issuance of common stock and warrants, and net proceeds from borrowing activities.

Factors that May Affect Future Financial Condition and Liquidity

        We expect to incur additional costs, including development, manufacturing and marketing costs, to support sales of existing products and anticipated launches of new products during the year. Planned spending on worldwide product development and marketing activities for 2002 is estimated to be approximately $40.0 to $45.0 million. We also plan to invest approximately $30.0 to $35.0 million during 2002 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flow from operations and new operating lease arrangements. We expect to continue to fund Biotechna's cash requirements, which include approximately $20.0 to $22.0 million forecasted through the next twelve months.

        We expect that our operating cash flows, our current cash and cash equivalents of $187.3 million as of September 30, 2002, and commitments from third parties will enable us to maintain our current and planned operations. To fund our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. However, there is no assurance that financing may be available on acceptable terms, or at all.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

        Interest Rate Risk.    At September 30, 2002, we had current cash, cash equivalents, and short-term investments of approximately $201.0 million, and long-term investments of $112.7 million. Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at September 30, 2002 would cause the fair market value of our current cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income. Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates were to increase, we would incur higher relative interest expense and similarly, a decrease in the rates would reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

        Foreign Currency Exchange Rate Risk.    We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. In November 2001, SICOR-Societá Italiana Corticosteroidi S.p.A. entered into twelve monthly U.S. $2.0 million put/Euro call options at a strike price of 0.92 Euro per U.S. $1.00, exercisable at the end of each month starting in January 2002. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. As of September 30, 2002, four options had been exercised.

ITEM 4:    CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be included in our periodic SEC filings.

        Changes in internal controls.    There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 37%, 34%, and 33% of our consolidated revenues during the nine months ended September 30, 2002, and the years ended 2001, and 2000, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on revenues. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

        In March 1999, we amended our sales and distribution agreement with Baxter to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States, including the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement, and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, the agreement with Baxter terminates on January 1, 2005, unless automatically renewed for a one year period, or terminated by either party upon two years' prior notice. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our revenues will not meet our expectations and our business will be negatively impacted.

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

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in six purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and two of the actions in which we are a defendant have been consolidated to the United States District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

        For the nine months ended September 30, 2002, 31% of our total revenues were derived from our operations outside the United States, and 28% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

        For the nine months ended September 30, 2002, 14% of our total revenues were derived from our Mexican operations, and 10% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. During 2000, the National Action Party won the presidential election. Although the National Action Party is considered a "pro-business" party, there can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

For the nine months ended September 30, 2002, the government of Mexico accounted for 7% of our total revenue. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

        For the nine months ended September 30, 2002, the government of Mexico accounted for 7% of our total revenues, as compared to 9% and 11% for the years ended 2001 and 2000, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future. As part of the government bidding process during April 2002, for purchases effective in the second half of this year, the Mexican government significantly reduced its hospital budget and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

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

        Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 20% of our outstanding shares of common stock. In addition, pursuant to a shareholder's agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors (one of whom, however, must be an independent director), who in turn are entitled to nominate, jointly with two of our management directors (one of whom must be an independent director), five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

        The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $12.55 per share and $22.30 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of September 30, 2002, we had 117,066,754 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,707,850 shares of our common stock, may sell his shares in the public market at any time, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitles it to have 21,000,000 of the 23,707,850 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 246,964 shares of common stock registered for sale in the public market.

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

PART II:    OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        On March 7, 2002, Terry Klein, who alleges that he is acting to recover money on behalf of the Company, filed an action in the United States District Court for the Southern District of New York, against Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and the Company. Plaintiff alleges that all of the defendants other than the Company constitute a group for purposes of section 16(b) of the Securities Exchange Act of 1934, and engaged in the purchase and sale of securities of the Company within six months and realized a profit which should be paid over to the Company. Bio-Rakepoll N.V. did acquire 1.5 million shares of Company common stock in July 2001 as a result of the Company's acquisition of Gatio Investments B.V. and Biotechna U.A.B., and Rakepoll Finance N.V. sold more than that number of shares of Company common stock as part of a public offering in October 2001, but the defendants deny that any profit was made on such purchase and sale, and filed an answer denying liability. Accordingly, the Company does not seek to realize any recovery from the other defendants in this action, and it expects to bear certain of the costs of the defense directly. The Company also expects to bear certain of Mr. Salvi's costs of defense under directors and officers' indemnity obligations to Mr. Salvi, a director of the Company, subject to reimbursement of the Company if a court determines there was a violation, and further subject to the Company's potential reimbursement rights under certain insurance held by the Company. The matter has not yet been set for trial.

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in six purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and two of the actions in which the Company is a defendant have been consolidated in the United States District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On September 12, 2002, SICOR issued an aggregate of 20,356 shares of common stock to Mr. Donald E. Panoz, an accredited investor. The shares were issued in connection with performance incentives earned by Mr. Panoz under the terms of his agreement to serve as our Chairman of the Board, as amended (see Item 6(a) Exhibit 10.1), and in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

ITEM 5:    OTHER INFORMATION

        The Chief Executive Officer and Chief Financial Officer of the Company have certified that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. §78m or §78o(d)) and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits
Exhibit Number	Description of Document
10.1	Amendment No. 1, dated as of August 22, 2002, to the Letter Agreement, dated as of March 18, 1997, between SICOR, a corporation organized under the laws of Delaware, Rakepoll Finance N.V., a corporation organized under the laws of The Netherlands Antilles and Mr. Donald E. Panoz.
  (b)
  Reports on Form 8-K during the third quarter

  None.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	By:	/s/ MARVIN SAMSON Marvin Samson, President and Chief Executive Officer

Date: November 12, 2002	By:	/s/ JACK E. STOVER Jack E. Stover, Executive Vice President, Finance, Chief Financial Officer and Treasurer

Date: November 12, 2002	By:	/s/ DAVID C. DREYER David C. Dreyer, Vice President, Corporate Controller and Chief Accounting Officer

CERTIFICATIONS

        I, Marvin Samson, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of SICOR Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MARVIN SAMSON Marvin Samson President and Chief Executive Officer

        I, Jack E. Stover, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of SICOR Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JACK E. STOVER Jack E. Stover Executive Vice President, Finance, Chief Financial Officer and Treasurer

QuickLinks

SICOR Inc. INDEX
SICOR INC. Part I—FINANCIAL INFORMATION
  ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (in thousands except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF INCOME (LOSS) (in thousands, except per share data) (Unaudited)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
SICOR Inc. Notes to Consolidated Financial Statements
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4: CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 5: OTHER INFORMATION
  ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS