Form 10-K
period 2002-12-31
SICOR INC
filed 2003-03-26
CIK 807873

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

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

Common Stock, Par Value $.01
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        The aggregate market value of the shares of common stock held by non-affiliates of the Company, based upon the closing price of the common stock on June 30, 2002 as reported on the Nasdaq National Market, was approximately $1.7 billion. Shares of common stock held by each executive officer and director and by each person who owned 10% or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        At February 28, 2003, there were 117,674,769 shares of common stock, $.01 par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(To the extent indicated herein)

The registrant's definitive proxy statement filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 20, 2003 is incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. BUSINESS

Forward-Looking Statements

        Some of the information in this Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933. These statements are only predictions and you should not unduly rely on them. Our actual results could differ materially from those anticipated in the forward-looking statements made or incorporated by reference in this Form 10-K as a result of a number of factors, including, but not limited to, the risks faced by us described below and elsewhere in this Form 10-K, including risks and uncertainties in:

  •
  obtaining and maintaining regulatory approvals;

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

        We operate our business through several subsidiaries (see Note 15 to the 2002 audited consolidated financial statements filed as part of this Form 10-K). The Company evaluates performance resource allocation based on the geographic location of its business units, which are the United States, Italy, Mexico, Lithuania, and Switzerland.

Our Finished Dosage Injectable Pharmaceuticals Business

        We have broad capabilities in the development, manufacture and marketing of generic finished dosage injectable pharmaceutical products. Our finished dosage injectable pharmaceutical products are primarily used in hospitals and clinics for critical care/anesthesiology and oncology. Through our own sales force and our marketing partners, including Baxter Healthcare Corporation ("Baxter") and Faulding Pharmaceutical Co. ("Faulding"), we currently market products in the United States, Europe, Latin America and various developing nations. We conduct our finished dosage injectable pharmaceutical business from our facilities in California and Mexico.

        We have sales and distribution agreement with both Baxter and Faulding and maintain our own sales force that covers the major hospital and alternate site markets in the United States. As collective purchasing agreements have become increasingly important to healthcare providers as a means to control costs, our sales and marketing team has established relationships with hospital group purchasing organizations, managed care groups and other large healthcare purchasing organizations.

        In the United States, our product development focuses on generic finished dosage injectable pharmaceuticals primarily in the areas of critical care/anesthesiology and oncology.

Our Active Pharmaceutical Ingredients Business

        We manufacture APIs for our own finished dosage manufacturing facilities located in the United States and Mexico, and for sale to other pharmaceutical companies located primarily in North America, the European Union and Asia for use in finished dosage pharmaceutical products, including anti-inflammatories, oncolytics, immunosuppressants and muscle relaxants. We produce APIs in our facilities in Italy and Mexico for oral, pulmonary, intravenous and topical administration, using both chemical synthesis and fermentation in compliance with the current Good Manufacturing Practices ("cGMP") regulations of the United States Food and Drug Administration ("FDA").

        In addition to our production of APIs for generic products, we also provide custom manufactured APIs for a variety of proprietary drug manufacturers. We believe our development and regulatory expertise and our proven manufacturing capabilities make us a preferred API partner for many multinational pharmaceutical companies. Our API capabilities have also led to partnership opportunities where we manufacture and market finished dosage pharmaceuticals for our customers in addition to producing the API.

Our Biopharmaceuticals Business

        Our biopharmaceutical operations provide us with an established platform for manufacturing and marketing biopharmaceutical products for developing nations initially, followed by Western Europe and, eventually, the United States.

        In July 2001, we acquired Sicor Biotech U.A.B. ("Sicor Biotech", formally Biotechna U.A.B.), a company in Lithuania with state-of-the-art facilities, which develops and manufactures generic recombinant protein products that are sold through agents and distributors. We acquired Sicor Biotech from Bio-Rakepoll N.V., a wholly-owned subsidiary of Rakepoll Finance. Carlo Salvi, Vice Chairman of our board of directors, is indirectly the majority owner of Rakepoll Finance. A committee composed of two of our disinterested directors approved the Sicor Biotech acquisition.

        Sicor Biotech's predecessor was established in February 1989 by a team of scientists previously associated with a Lithuanian state research institute of applied enzymology. With protein development expertise dating back to at least 1989, Sicor Biotech provides us with the opportunity to enter the field of biotechnology, as it combines scientific proficiency in genetics and molecular biology with practical experience in producing therapeutic proteins on a commercial scale. Our Sicor Biotech manufacturing facility offers bacterial fermentation and cell culture capabilities, as well as state-of-the-art research and development laboratories. This facility has been constructed in accordance with both European Medicines Evaluation Agency ("EMEA") and FDA standards.

        Through Sicor Biotech, we currently sell recombinant human interferon [alpha]-2b, ("IFN [alpha]-2b"), and a human growth hormone ("hGH"). We currently sell IFN [alpha]-2b in Lithuania, Latvia, Belarus, Korea, Pakistan, Bulgaria, Russia, Kazakhstan, Ukraine and Moldova, and hGH in Lithuania. We intend to market IFN [alpha]-2b in Algeria, Mexico and Southeast Asia in the future and have pending agreements or agreements in place to begin sales of IFN [alpha]-2b in Armenia, Azerbaijan, Georgia, and Turkey.

        Our near-term goal is to submit an application for European marketing approval for IFN [alpha]-2b to the EMEA, while maximizing our sales of IFN [alpha]-2b in our current markets. Production of IFN [alpha]-2b is currently underway for clinical trials scheduled to begin in the second quarter of 2003, and we plan to submit an application for IFN [alpha]-2b with the EMEA in 2004. We are currently developing several generic equivalents to existing biopharmaceutical products, including granulocyte colony stimulating factor, or G-CSF, erythropoietin, ("EPO"), interferon [alpha]-2a ("IFN") [alpha]-2a, and interferon [beta], ("IFN [beta]").

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

        As of December 31, 2002, we had a total of 98 employees dedicated to research and development activities across our worldwide operations. We expect to increase our expenditures for research and development over the next five years.

Manufacturing

        Our manufacturing operations are conducted in eight facilities in California, Italy, Mexico and Lithuania, with the capability to produce either APIs or finished dosage pharmaceuticals. We have a dedicated and experienced workforce as well as facilities that are specifically dedicated to the production of biopharmaceuticals, oncolytics and corticosteroids.

        Our Irvine, California facility, which is our largest and most diverse finished dosage facility, provides us with the capability to formulate, fill, label and package finished dosage forms of injectable pharmaceutical products. The facility has a broad filling capability, including the ability to terminally sterilize or aseptically fill syringes and single and multiple dose vials in both glass and plastic. The facility also has the capability to lyophilize, or freeze dry, products. Products from this facility are sold principally in the United States.

        In our Irvine, California facility, we also operate a contract manufacturing business focused on manufacturing finished dosage injectable products for biotechnology and pharmaceutical companies. This business offers a range of manufacturing services, including formulation development and optimization, analytical methods development and validation, regulatory support and finished dosage manufacturing on both pilot and commercial scales. Revenues from our contract manufacturing business accounted for approximately 7%, 8% and 4% of our consolidated revenues in 2002, 2001 and 2000, respectively.

        Our Mexican finished dosage pharmaceutical operation is located in Mexico City. Our wholly-owned subsidiary, Lemery, S.A. de C.V. ("Lemery"), produces drugs in finished dosage form, including injectable oncolytic agents and critical care products. These products are sold in Mexico and exported to countries in Central and South America, the Middle East and Eastern Europe.

        The majority of our API production is carried out at two manufacturing sites in Italy. The manufacturing facilities are located near Milan and are regularly inspected by the FDA. Our wholly-owned subsidiary, SICOR-Società Italiana Corticosteroidi S.p.A.("Sicor S.p.A."), is a major producer of oncolytic agents, steroids and certain other products in bulk drug form, which are manufactured through fermentation or chemical synthesis processes. These facilities also supply specialty bulk drug substances to our finished dosage pharmaceutical facilities in Irvine, California and Mexico City, Mexico as well as other drug manufacturers around the world.

        Our Mexican API operation is located in Toluca, near Mexico City, and produces principally steroid products for export to various countries. We recently expanded this cGMP compliant facility to produce oncolytic agents.

        Our biopharmaceutical operations are conducted in Vilnius, Lithuania and Toluca, Mexico. We have constructed a research and development center and state-of-the-art protein manufacturing facility in Vilnius that has the capability to produce IFN [alpha]-2b and hGH, as well as other biotherapeutics. This new facility can produce proteins by biosynthesis in bacteria, yeast and mammalian cells and was designed and built according to the cGMP. Our second manufacturing facility in Vilnius, which is compliant with the requirements of the World Health Organization, is used for the manufacturing of IFN [alpha]-2b and hGH, process development and scale-up work. Our finished dosage biopharmaceutical manufacturing facility in Toluca, Mexico became operational in the first quarter of 2002, and was designed to meet the regulatory requirements of the United States and the European Union. Additionally, we have invested approximately $4.3 million in Tianjin Hualida Biotechnology Co. Ltd. ("Hualida"), a biopharmaceutical research and development and manufacturing facility located in China. We hold a 45% equity interest in Hualida.

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

        In January 1999, we received an Abbreviated New Drug Application ("ANDA"), approval from the FDA for the first generic version of propofol and in November 2000, we received the first of two U.S. patents from the U.S. Patent and Trademark Office for our propofol formulation.

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

Competition

        Significant competition exists in our industry niche. Our competitors include Abbott Laboratories, Faulding, a subsidiary of Mayne Group Limited, American Regent, a subsidiary of Luitpold Inc., Bedford Laboratories, a division of Boehringer Ingelheim Corp., Elkins-Sinn, Inc., a subsidiary of Baxter, American Pharmaceutical Partners, Pharmacia, Inc., Bristol-Myers Squibb Co., AstraZeneca PLC, Novartis Pharmaceuticals Corporation, Schering-Plough Corporation, GlaxoSmithKline, and Teva Pharmaceuticals U.S.A. Many of these companies have been in business for a longer period of time, have a greater number of products on the market and have substantially greater resources than we do.

        Manufacturers of off-patent brand name products may reduce prices in order to keep their brand name products competitive with equivalent products. Additionally, several manufacturers of off-patent brand name products create generic subsidiaries, purchase generic companies or license their products prior to or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do these manufacturers face any other significant barriers to entry into that particular market.

        We began to market our propofol product in the United States in 1999. While no other company has introduced its own generic equivalent since then, additional competitors can be expected to enter the market at any time. In 2002, Elkins-Sinn, then a subsidiary of Wyeth, filed an ANDA for propofol with an unidentified preservative. As a result of the acquisition of Elkins-Sinn by Baxter, rights to this propofol product were required to be divested, and were transferred to Faulding. The ANDA contained a Paragraph IV certification pursuant to the Hatch-Waxman Act, and AstraZeneca instituted a patent infringement suit against Wyeth. Under the Hatch-Waxman Act, approval of an ANDA is automatically stayed for a period of 30 months. Accordingly, we do not believe that the Faulding propofol product is likely to be marketed in the United States until at least 2005. We believe that the difficulty presented by formulating propofol with an appropriate microbial retardant may delay the entry of competition and that, once their formulations have been introduced, they may be less desirable than ours. In addition to competitors working on formulations of propofol, non-propofol injectable general anesthetics could compete with our propofol product in the future.

Government Regulation

        In the United States, we are subject to extensive, detailed and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by state government agencies. The Federal Food, Drug and Cosmetic Act, and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. We are also subject to extensive industry regulation in other jurisdictions, including the European Union, and may be subject to future legislative and other regulatory developments concerning our products and the healthcare field generally.

        In the United States, the FDA requires comprehensive testing of new pharmaceutical products to indicate that these products are both safe and effective in treating the indications for which approval is sought. Testing in humans cannot be initiated until an Investigational New Drug ("IND"), exemption has been granted by the FDA. Generally, New Drug Applications ("NDAs"), are filed for newly developed branded products or for a new dosage form of previously approved drugs.

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

        On an ongoing basis, the FDA reviews the safety and efficacy of marketed pharmaceutical products and monitors labeling, advertising and other matters related to the promotion of these products. Our facilities, procedures and operations and testing of our products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. Additionally, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. The FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if the facility is found to be deficient. Some of our vendors are also subject to comparable regulations and inspections.

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

        In connection with our activities outside of the United States, we are also subject to regulatory requirements governing the testing, approval, manufacturing, labeling, marketing and sale of our products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval of the product by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by that country, and the approval of any pharmaceutical or diagnostic product in one country does not assure that that product will be approved in another country.

Employees

        As of December 31, 2002, we employed 1,905 individuals worldwide, of which 677, 234, 835, 142, and 17 individuals were employed in the United States, Italy, Mexico, Lithuania, and Switzerland, respectively. As is customary in Italy and Mexico, unions represent most of the employees in those locations. We have not experienced any significant labor disputes in recent years. We consider our employee relations to be good.

Management

Directors and Executive Officers

        Our directors and executive officers as of December 31, 2002 are as follows:

Name	Age	Position
Marvin Samson	61	President and Chief Executive Officer and Director
Jack E. Stover	49	Executive Vice President, Finance and Chief Financial Officer and Treasurer
Michael D. Cannon	57	Executive Vice President and Chief Scientific Officer and Director
Gianpaolo Colla	64	Executive Vice President, Italian Operations
Armand J. LeBlanc	60	Senior Vice President, Corporate Scientific Affairs and President, Gensia Sicor Pharmaceuticals, Inc.
Wesley N. Fach	51	Senior Vice President, General Counsel and Secretary
David C. Dreyer	46	Vice President, Chief Accounting Officer and Corporate Controller
Donald E. Panoz	67	Chairman of the Board
Carlo Salvi	65	Vice Chairman of the Board
Lee Burg	62	Director
Michael D. Casey	57	Director
Herbert J. Conrad	70	Director
J. Sanford Miller	53	Director
John J. Roberts	58	Director
Carlo Ruggeri	53	Director

        Marvin Samson.    Mr. Samson was elected President and Chief Executive Officer in September 2001, and has been one of our directors since September 2000. He is the founder and Chief Executive Officer of Samson Medical Technologies, L.L.C., a privately held company providing hospital and alternative site pharmacists with injectable drug delivery systems and programs. He was a founder, President and Chief Executive Officer of Elkins-Sinn, Inc., now a division of Baxter Healthcare Corporation, and Marsam Pharmaceuticals, Inc. Mr. Samson served as the Chairman of the Generic Pharmaceutical Industry Association from March 1997 to June 2000. In addition, Mr. Samson is the holder of five U.S. patents pertaining to pharmaceutical manufacturing and has served on the boards of several pharmaceutical companies.

        Jack E. Stover.    Mr. Stover joined SICOR Inc. as Executive Vice President, Chief Financial Officer and Treasurer in April 2002. Prior to joining the Company, Mr. Stover was a partner in The Technology Compass Group, a network of senior executives providing various services to technology based companies. From 2001 to 2002 Mr. Stover was a venture partner for Sarnoff Corporation.    From 1998 to 2000 Mr. Stover was the Chief Operating and Financial Officer and Director at Gynetics, Inc. an early stage pharmaceutical company. From 1993 to 1998 Mr. Stover initiated the company's first private placement and other various merger and acquisition activities as Senior Vice President, Chief Financial Officer and Director at B. Braun Medical, Inc. a major international medical device and pharmaceutical company. From 1975 to 1993 Mr. Stover was employed by PricewaterhouseCoopers LLP (formerly Coopers & Lybrand), where since 1985 he was a partner delivering advisory services to medical and biotechnology clients. Mr. Stover earned a Bachelor's degree in Accounting from Lehigh University and is a licensed Certified Public Accountant. Mr. Stover has also served as a Director for several health care companies.

        Michael D. Cannon.    Mr. Cannon has been one of our directors and our Executive Vice President and Chief Scientific Officer since February 1997. Mr. Cannon was named President of our Biotechnology Division in April 2000. Mr. Cannon is a member of the board of directors of Sicor S.p.A., where he worked since the company's founding in 1983, and Director of Business Development of Alco Chemicals Ltd. in Lugano, Switzerland since 1986. From 1970 to 1982, Mr. Cannon worked at SIRS S.p.A., a manufacturer of bulk corticosteroids in Milan, Italy in a variety of technical positions.

        Gianpaolo Colla.    Dr. Colla has been our Executive Vice President, Italian Operations since March 1999, and was one of our directors from 1999 until 2002. In June 1999, Dr. Colla was named Chairman of the Board of Sicor S.p.A. He has served as Managing Director of Sicor S.p.A. and as a member of its board of directors since 1996, as well as in various management capacities with Sicor S.p.A. since its founding in 1983. From 1983 to 1994, Dr. Colla also collaborated with the Elemond Group, a publishing company, as Strategic Operating Planning Coordinator, and prior to this period he was Director of Mergers and Acquisitions with Fides (now KPMG LLP) from 1982 through 1983. Dr. Colla continues to serve as member of the Statutory Audit Board for several significant Italian companies. He is a Registered Statutory Auditor in Italy and graduated from Milan's Catholic University with a degree in economics and business sciences.

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

        Wesley N. Fach.    Mr. Fach joined us as Assistant General Counsel in January 1992 and was named Secretary in January 1993. He was appointed Vice President and Senior Legal Counsel in July 1997, and Senior Vice President and General Counsel in May 2002. Prior to joining us, Mr. Fach was legal counsel to Marrow-Tech Incorporated (now named Advanced Tissue Sciences, Inc.) from 1990 to 1992. From 1984 to 1990 he was General Counsel of IMED Corporation and from 1986 to 1990 he was Assistant General Counsel of its parent company, Fisher Scientific Group Inc. Mr. Fach received his juris doctor degree from Columbia University.

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

        Carlo Salvi.    Mr. Salvi has been one of our directors since February 1997 and was named Vice Chairman of our board of directors in September 2001. He has served as our President and Chief Executive Officer from August 1998 to September 2001 and as our Executive Vice President from November 1997 to August 1998. Additionally, from February 1997 to June 1999, Mr. Salvi served as a Chairman of the board of directors of Sicor S.p.A. In June 1999, Mr. Salvi was named Vice President of Sicor S.p.A. From September 1995 to February 1997, Mr. Salvi was a consultant to Alco Chemicals Ltd., Swiss Branch ("Alco") in Lugano, Switzerland, which acts as an agent and distributor of some of our API products. From 1986 to September 1995, he was General Manager of Alco.

        Lee Burg.    Mr. Burg has been one of our directors since May 2001. He served as General Manager of Apothecon, a wholly-owned subsidiary of Bristol-Myers Squibb, from June 1990 to March 1997. Prior to joining Apothecon, Mr. Burg was responsible for the Managed Care Division at E.R. Squibb & Sons. Mr. Burg has spent over 25 years in various senior level positions in sales and marketing in a number of pharmaceutical companies. Mr. Burg has a bachelor of science degree in chemistry and biology from Tarkio College.

        Michael D. Casey.    Mr. Casey has been one of our directors since April 2002. From 1997 to 2002, Mr. Casey served as the President, Chief Executive Officer and a Director of Matrix Pharmaceutical, Inc. and from 1999 to 2002 Mr. Casey served as its Chairman. Mr. Casey joined Matrix in October 1997 from Schein Pharmaceutical, Inc., a generic and ethical pharmaceutical company, where he was Executive Vice President from November 1995 to December 1996. In December 1996 he was appointed President of the retail and specialty products division of Schein. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc., a biopharmaceutical company. Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for the Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey is a Director of Cholestech Corporation, Bone Care International Inc., Celgene Corporation, and Allos Therapeutics, Inc.

        Herbert J. Conrad.    Mr. Conrad has been one of our directors since September 1993. From April 1988 to August 1993, Mr. Conrad was President of the Pharmaceuticals Division and Senior Vice President of Hoffmann-La Roche Inc. Mr. Conrad was a member of the board of directors of Hoffmann-La Roche and a member of its Executive Committee from December 1981 through August 1993. Mr. Conrad joined Hoffmann-La Roche in 1960 and held various positions over the years including Senior Vice President of the Pharmaceuticals Division, Chairman of the Board of Medi-Physics, Inc. and Vice President, Public Affairs and Planning Division. Mr. Conrad is a director of Biotechnology General Corp., Reliant Pharmaceuticals LLC, and Chairman of GenVec, Inc.

        J. Sanford Miller.    Mr. Miller has been one of our directors since April 2002. Mr. Miller has been a Managing Director at 3i, an international venture capital company, since 2001. Prior to joining 3i, Mr. Miller co-founded Thomas Weisel Partners ("TWP") where he was a member of the Executive Committee, Chief Administrative and Strategic Officer and Co-Director of Investment Banking. Prior to co-founding TWP, Mr. Miller was a senior Partner at Montgomery Securities, where he led the Technology and Healthcare Groups. Previously, he was a Managing Director and directed technology/healthcare investment banking in San Francisco for Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette. Mr. Miller holds a BA from the University of Virginia and an MBA and JD from Stanford University. He currently serves on the Board of Directors of several private companies.

        John J. Roberts.    Mr. Roberts has been one of our directors since October 2002. Mr. Roberts served as Global Managing Partner at PricewaterhouseCoopers LLP from 1998 until his retirement in June 2002. Mr. Roberts began his career in 1967 in the Philadelphia office of Coopers & Lybrand LLP, serving in positions such as Chief Operating Officer from 1994 to 1998 and Vice Chairman from 1991 to 1994. Mr. Roberts is currently a director of Safeguard Scientifics, Inc., a Trustee of Drexel University and a member of the American Institute of CPAs. Mr. Roberts holds a BS from Drexel University.

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

Legal Proceedings

        On March 7, 2002, Terry Klein, who alleges that she is acting to recover money on behalf of our company, filed an action in the U.S. District Court for the Southern District of New York, against Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us. On January 16, 2003, Klein amended the complaint to add Michael Cannon as a defendant. Plaintiff alleges that all of the defendants other than our company constitute a group for purposes of section 16(b) of the Securities Exchange Act of 1934, and engaged in the purchase and sale of securities of the Company within six months and realized a profit which should be paid over to us. Bio-Rakepoll N.V. did acquire 1.5 million shares of our common stock (150,000 of which were held in escrow) in July 2001 as a result of our acquisition of Gatio Investments B.V. and Biotechna U.A.B. (since renamed Sicor Biotech U.A.B.), and Rakepoll Finance N.V. sold more than that number of shares of our common stock as part of a public offering in October 2001, but the defendants deny that any profit was made on such purchase and sale, and filed an answer denying liability. Accordingly, we do not seek to realize any recovery from the other defendants in this action, and expect to bear certain of the costs of the defense directly. We also expect to bear certain of Mr. Salvi's and Mr. Cannon's costs of defense under directors and officers' indemnity obligations to Mr. Salvi, a director of our company, and Mr. Cannon, a director and officer of our company, subject to reimbursement of our company by Mr. Salvi and Mr. Cannon if a court determines there was a violation of section 16(b), and further subject to our potential reimbursement rights under certain insurance held by us. The matter has not yet been set for trial.

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and five of the actions in which we are a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Where You Can Find More Information

        The Company's internet address is www.sicorinc.com. The Company makes available free of charge on www.sicor.com its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. The information found on the Company's website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company's website by reference, and shall not otherwise be deemed filed under such Acts.

RISK FACTORS

        You should carefully consider the following risks, together with all of the other information included or incorporated by reference in this Form 10-K. If any of the following risks occurs, our business, financial condition, operating results and prospects could be materially adversely affected. In such case, the trading price of our common stock could decline.

Risks Related to Our Company

We currently derive a large percentage of our revenue from one product, propofol. If sales of propofol decrease, our results of operations may be adversely affected.

        In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 37%, 34%, and 33% of our consolidated revenues during the years ended 2002, 2001, and 2000, respectively, of which a substantial majority was derived from the sale of propofol. We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on revenues. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

        In March 1999, we amended our sales and distribution agreement with Baxter to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States, including the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement, and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, pursuant to a November 2002 amendment, the agreement with Baxter terminates on January 1, 2009. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our revenues will not meet our expectations and our business will be negatively impacted.

In order to remain profitable and continue to grow and develop our business, we are dependent on successful development and commercialization of newly developed products. If we are unable to successfully develop or commercialize new products, our operating results will suffer.

        Our future results of operations depend, to a significant extent, on our ability to successfully develop and commercialize new generic versions of branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and must meet regulatory standards and receive requisite regulatory approvals. Products currently in development by us may or may not receive the regulatory approvals necessary for marketing. Our future growth in the biopharmaceuticals sector is dependent on, among other things, accessible and cost effective pathways to regulatory approval of generic biologics, which, currently do not exist in the United States and the majority of the European countries. If any of our products, if and when acquired or developed and approved, cannot be successfully commercialized in a timely manner, our operating results could be adversely affected. Delays or unanticipated costs in any part of the process or our failure to obtain regulatory approval for our products, including failure to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect us.

        Our overall profitability also depends on our ability to introduce, on a timely basis, new generic products for which we are either the first to market, or among the first to market, or can otherwise gain significant market share. The first generic equivalent on the market is generally able to capture a significant share of the market for that product. Our ability to achieve substantial market share is dependent upon, among other things, the timing of regulatory approval of these products and the number and timing of regulatory approvals of competing products. In as much as this timing is not within our control, we may not be able to introduce new generics on a timely basis, if at all, and we may not be able to achieve substantial market share from the sale of new products.

Future inability to obtain raw materials from suppliers could seriously affect our operations.

        While we attempt to use our own APIs when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and many of our raw materials are available only from foreign sources. In addition, our operations use sole sources of supply for a number of raw materials used in manufacturing of our products and packaging components. Any curtailment in the availability of these raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Furthermore, our arrangements with foreign raw materials suppliers are subject to, among other things, customs and other government clearances, duties and regulation by the countries of origin, in addition to the regulatory approval of the agencies responsible for certifying the API manufacturing facilities and regulating the sale of finished dosage pharmaceutical products, such as the FDA, the EMEA, and the United Kingdom Medicines Control Agency ("MCA"). Any significant interruption of our supply could have a material adverse effect on us.

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

        In addition, when seeking regulatory approval for our products, we may be required to certify to the FDA that these products do not infringe upon third party patent rights, or that such patent rights are invalid. Filing such a certification against a patent, commonly known as a paragraph IV certification, gives the patent holder the right to bring a patent infringement lawsuit against us. Brand name pharmaceutical companies regularly institute these suits, and we expect them to continue these tactics since it is a cost-effective way to delay generic competition. A lawsuit may delay regulatory approval by the FDA until the earlier of the resolution of the claim or 30 months from the patent holder's receipt of notice of certification. A claim of infringement and the resulting delay could result in additional expenses and even prevent us from manufacturing and selling some of our products.

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

        Our facilities, manufacturing procedures and operations and the procedures we use in testing our products are also subject to regulation by the FDA and other authorities, who conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Processes ("cGMP") and other FDA regulations. Following these inspections, the FDA may issue notices on Form 483, listing conditions that the FDA inspectors believe may violate cGMP or other FDA regulations, and warning letters that could cause us to modify certain activities identified during the inspection.

        Failure to comply with FDA or other U.S. governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA's review of our Abbreviated New Drug Applications ("ANDAs"), or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Some of our vendors are subject to similar regulations and periodic inspections.

        In connection with our activities outside the United States, we are also subject to regulatory requirements governing the testing, approval, manufacturing, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulation by the EMEA and MCA. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. No assurance can be given that clinical studies conducted outside of any country will be accepted by that particular country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country. In addition, regulatory agency approval of pricing is required in many countries and may be required in order to market any drug we develop in those countries.

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

        Our principal business has traditionally focused on developing, manufacturing and marketing of generic equivalents of injectable pharmaceutical products first introduced by third parties. However, we have recently commenced efforts to develop new proprietary products. Expanding our focus beyond generic products and broadening our portfolio of product offerings to include proprietary product candidates may require additional internal expertise or external collaboration in areas in which we currently do not have substantial expertise, resources and personnel. We may have to enter into collaborative arrangements with other parties that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue independently. We cannot assure you that we will be able to acquire the necessary expertise or enter into collaborative arrangements on acceptable terms, if at all, to develop and market proprietary product candidates.

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

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and five of the actions in which we are a defendant have been consolidated to the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

        In 2002, 31% of our total revenues were derived from our operations outside the United States, and 26% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

        In 2002, 15% of our total revenues were derived from our Mexican operations, and 10% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. There can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico's political, social or economic situation may adversely affect our operations in Mexico.

In 2002, sales to the government of Mexico accounted for 7% of our total revenue. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

        In 2002, sales to the government of Mexico accounted for 7% of our total revenues, as compared to 9% and 11% for the years ended 2001 and 2000, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future. As part of the government bidding process during April 2002, for purchases effective in the second half of the year, the Mexican government significantly reduced its hospital budget and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

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

        We have significant operations in several countries, including the United States, Italy, Mexico and Lithuania. In addition, we make purchases and sales in a large number of other countries. As a result, our business is subject to the risks and uncertainties of foreign currency fluctuations. To the extent that we incur expenses in one currency but earn revenue in another, any change in the values of those foreign currencies relative to the U.S. dollar could cause our profits to decrease or our products to be less competitive against those of our competitors. To the extent that cash and receivables denominated in foreign currency are greater or less than our liquid liabilities denominated in foreign currency, we have foreign exchange exposure. In response to this exposure, we have entered into hedging transactions designed to reduce our exposure to the risks associated with Euro (previously Italian Lira) rate fluctuations, but those transactions cannot eliminate the risks entirely, and there can be no assurance that we will be able to enter into those transactions on economical terms, or at all, in the future.

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

In some circumstances, inventory levels maintained by our wholesalers may be in excess of underlying demand. These surpluses may result in increased product returns from our wholesalers or reduced product orders in the future, which may result in reduced revenues.

        A significant portion of our domestic pharmaceutical sales is made to wholesalers. As a result, our financial results are affected by fluctuations in the buying patterns of these major wholesalers and the corresponding changes in inventory levels maintained by these wholesalers. These changes may not reflect underlying demand.

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

        Many of our competitors have substantially greater financial, research and development and other resources than we do. Consequently, many of our competitors may be able to develop products and processes competitive with, or superior to, our own. Furthermore, we may be unable to develop products that are differentiated from those of our competitors or successfully develop or introduce new products that are less costly or offer better performance than those of our competitors. If we are unable to compete successfully, our revenues and profitability will be adversely affected.

Brand name companies frequently take actions to prevent or discourage the use of generic drug products such as ours.

        Brand name companies frequently take actions to prevent or discourage the use of generic equivalents to their products including generic products, which we manufacture or market. These actions may include:

  •
  filing new patents on drugs whose original patent protection is about to expire;

  •
  developing patented controlled-release products or other product improvements;

  •
  mounting state-by-state initiatives for legislation that restrict the substitution of some generic drugs; and

  •
  increasing marketing initiatives, regulatory activities and litigation.

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

        Our ability to market our products depends, in part, on reimbursement levels for those products and for related treatment established by healthcare providers, including government authorities, private health insurers and other organizations, including health maintenance organizations and managed care organizations. Reimbursement may not be available for some of our products and, even if granted, may not be maintained. Limits placed on reimbursement could make it more difficult for people to buy our products, and reduce, or possibly eliminate, the demand for our products. We are unable to predict whether governmental authorities will enact additional legislation or regulations which will affect third party coverage and reimbursement, and ultimately reduce the demand for our products. In addition, the purchase of our products could be significantly influenced by the following factors:

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

        On July 29, 2002 The Federal Trade Commission, or FTC, issued a report entitled "Generic Drug Entry Prior to Patent Expiration" which addressed, among other things, the use of agreements between brand name and generic drug manufacturers and other strategies used to delay competition from generic versions of patent-protected drugs. The report recommended legislation requiring brand name companies and first generic applicants to provide copies of certain agreements to the FTC, and also recommended the codification or clarification of certain court decisions concerning the 180-day exclusivity period applicable to first generic applicants. These recommendations, if adopted, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with brand name pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. While we have not entered into any of these types of agreements, we cannot assure you that we will not do so in the future. The impact of the FTC's report, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on our business.

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

Risks Related to Our Common Stock

An existing stockholder owns approximately 20% of our common stock, which may allow him to influence stockholder votes.

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

        The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $13.04 per share and $18.55 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

        If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of February 28, 2003, we had 117,674,769 shares of common stock outstanding. Mr. Salvi, who beneficially owns 23,712,710 shares of our common stock, may sell his shares in the public market at any time, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitle it to have 21,000,000 of the 23,712,710 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 323,052 shares of common stock registered for sale in the public market.

        We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,388 shares of its 340,776 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock within 30 days after January 10 of each of the years 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange.

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

Item 2. PROPERTIES

        Our corporate headquarters are located in Irvine, California. We maintain manufacturing facilities, research and development facilities, offices, warehouses and distribution centers in the United States, Italy, Mexico and Lithuania. We also maintain a research and development facility and offices in Switzerland. None of the leases of these properties is financially material to us. The following table presents the principal facilities owned or leased by us and indicates the location and type of each of the facilities.

Location	Square Footage	Status	Description
United States
California	289,230	Leased	Manufacturing, R&D, warehouse, office
California	30,970	Owned	Manufacturing, office
California	150,000	Leased	Sub-leased to third-party tenants
New Jersey	5,100	Leased	Office
Italy
Rho	59,790	Owned	Manufacturing, R&D, warehouse, office
Santhià	182,870	Owned	Manufacturing, R&D, warehouse
Milan	1,100	Leased	Office
Mexico
Mexico City	65,003	Owned	Manufacturing, R&D, warehouse, office
Mexico City	12,417	Owned	Office
Toluca	17,976	Owned	Manufacturing, R&D, warehouse, office
Toluca	34,057	Owned	Manufacturing
Mexico City	13,314	Leased	Warehouses
Lithuania
Vilnius	61,890	Owned	Manufacturing, R&D, office
Vilnius	35,000	Owned	Protein manufacturing, office
Vilnius	22,790	Owned	Warehouse
Vilnius	1,030	Leased	Office
Switzerland
Vacallo	18,944	Leased	R&D
Lugano	1,040	Leased	Office
Lugano	8,710	Leased	Office

Item 3. LEGAL PROCEEDINGS

        On March 7, 2002, Terry Klein, who alleges that she is acting to recover money on behalf of our company, filed an action in the U.S. District Court for the Southern District of New York, against Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us. On January 16, 2003, Klein amended the complaint to add Michael Cannon as a defendant. Plaintiff alleges that all of the defendants other than our company constitute a group for purposes of section 16(b) of the Securities Exchange Act of 1934, and engaged in the purchase and sale of securities of the Company within six months and realized a profit which should be paid over to us. Bio-Rakepoll N.V. did acquire 1.5 million shares of our common stock (150,000 of which were held in escrow) in July 2001 as a result of our acquisition of Gatio Investments B.V. and Biotechna U.A.B. (since renamed Sicor Biotech U.A.B.), and Rakepoll Finance N.V. sold more than that number of shares of our common stock as part of a public offering in October 2001, but the defendants deny that any profit was made on such purchase and sale, and filed an answer denying liability. Accordingly, we do not seek to realize any recovery from the other defendants in this action, and expect to bear certain of the costs of the defense directly. We also expect to bear certain of Mr. Salvi's and Mr. Cannon's costs of defense under directors and officers' indemnity obligations to Mr. Salvi, a director of our company, and Mr. Cannon, a director and officer of our company, subject to reimbursement of our company by Mr. Salvi and Mr. Cannon if a court determines there was a violation of section 16(b), and further subject to our potential reimbursement rights under certain insurance held by us. The matter has not yet been set for trial.

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and five of the actions in which we are a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)
  Market Information

        Our common stock is quoted on the Nasdaq National Market under the symbol "SCRI". The following table sets forth, for the periods indicated, the high and low closing sales prices of the common stock, as reported on the Nasdaq National Market.

	High	Low
January 1 - March 31, 2002	$17.080	$13.050
April 1 - June 30, 2002	$18.550	$15.770
July 1 - September 30, 2002	$17.830	$13.040
October 1 - December 31, 2002	$16.730	$14.430
	High	Low
January 1 - March 31, 2001	$14.125	$9.938
April 1 - June 30, 2001	$23.100	$10.120
July 1 - September 30, 2001	$27.180	$17.340
October 1 - December 31, 2001	$21.820	$14.300

  (b)
  Holders

        On February 28, 2003, the last reported sale price of our common stock on the Nasdaq National Market was $14.84 per share. As of February 28, 2003, there were approximately 667 holders of record of our common stock.

  (c)
  Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to continue to retain any future earnings to finance the growth and development of our business. Therefore, we do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future.

  (d)
  Recent sales of unregistered securities

        On January 28, 2003, we issued an aggregate of 76,088 shares of common stock to Sankyo Company, Ltd., an accredited investor, (see Note 9 in the notes to the audited consolidated financial statements), in exchange for 170,388 shares of its Metabasis preferred stock in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)

        We have derived the selected financial statement data presented below from our audited consolidated financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations and you should read the selected consolidated financial data together with the audited consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998(1)
STATEMENT OF OPERATIONS DATA
Net revenues:
Product sales	$456,025	$369,832	$293,778	$223,700	$168,080
Contract research and license fees	—	—	—	5,303	10,415

Total revenues	456,025	369,832	293,778	229,003	178,495
Cost and expenses:
Cost of sales	207,287	190,355	166,389	143,752	119,237
Research and development	23,260	21,008	18,316	15,797	23,140
Selling, general and administrative (2)	64,620	60,339	51,651	41,001	35,968
In-process research and development (2)	—	21,700	—	—	—
Write-down of long-lived assets, investment and restructuring charge (2)	1,229	3,462	—	1,777	1,839
Amortization of goodwill and intangibles	3,773	6,159	5,940	6,098	5,982
Interest and other, net	(1,991)	1,149	6,407	7,188	6,719

Total costs and expenses	298,178	304,172	248,703	215,613	192,885

Income (loss) before income taxes	157,847	65,660	45,075	13,390	(14,390)
(Provision) credit for income taxes (3)	(29,570)	13,592	(6,613)	(1,746)	(5,111)

Income (loss) before minority interest	128,277	79,252	38,462	11,644	(19,501)
Minority interest	—	—	—	31	800

Income (loss) before cumulative effect of change in accounting principle	128,277	79,252	38,462	11,675	(18,701)
Cumulative effect of change in accounting principle, net of taxes (4)	—	—	(2,854)	—	—

Net income (loss)	128,277	79,252	35,608	11,675	(18,701)
Dividends on preferred stock	(580)	(6,000)	(6,000)	(6,000)	(6,000)

Net income (loss) applicable to common shares	$127,697	$73,252	$29,608	$5,675	$(24,701)

Net income (loss) per common share(5):
Basic	$1.10	$0.70	$0.31	$0.07	$(0.31)
Diluted	1.06	0.67	0.29	0.07	(0.31)
Shares used in calculating per share amounts(5):
Basic	116,448	103,932	94,937	85,340	79,479
Diluted	120,181	108,571	102,170	85,908	79,479

	Years Ended December 31,
	2002	2001	2000	1999	1998(1)
OPERATING RATIOS
Gross margin	55%	49%	43%	36%	29%
Net income (loss) applicable to common shares	28%	20%	10%	2%	(14)%
Research and development as a percentage of revenue	5%	6%	6%	7%	14%
Selling, general and administrative as a percentage of revenue (2)	14%	16%	18%	18%	21%
Effective tax rate	37%	14%	15%	13%	(36)%
Return on stockholders' equity	20%	17%	12%	3%	(14)%
BALANCE SHEET DATA
Total cash and investments	$330,239	$290,310	$62,702	$47,506	$24,461
Working capital	267,099	326,987	79,185	42,278	18,279
Total assets	863,378	784,220	425,600	386,179	372,728
Long-term debt and capital lease obligations	24,018	30,352	16,205	38,108	52,318
Accumulated deficit	(105,173)	(233,450)	(312,702)	(348,310)	(359,985)
Total stockholders' equity	685,450	597,900	273,458	208,854	169,413

(1)
Restated to reflect the retroactive effect of the change in accounting for certain inventories from the LIFO method to the FIFO method during 1999.

(2)
We have recorded the following special charges to income:

•
In 1998, we wrote off our remaining investment of $1.8 million in Gensia Automedics.

•
In 1999, we wrote off $1.8 million related to our investment in Metabasis.

•
During the first quarter of 2000, we recorded non-cash compensation of $2.6 million in selling, general and administrative expenses related to performance incentives earned by Donald E. Panoz under the terms of his agreement to serve as our Chairman of the Board.

•
During the first quarter of 2001, we wrote off $3.5 million for impairment of non-strategic assets and goodwill held by our business unit in Italy.

•
During 2001, we recorded non-cash compensation of $1.4 million within selling, general and administrative expenses for stock options issued in connection with a three-year consulting agreement with Marvin Samson.

•
During the third quarter of 2001, we recorded a $21.7 million charge for in-process research and development related to our acquisition of Gatio Investments, B.V., a holding company, which is the sole owner of Sicor Biotech.

•
During the first quarter of 2002, we recorded an impairment charge of $1.2 million to write-down the carrying value of certain long-lived assets held by our business unit in Italy.

(3)
During the fourth quarter of 2002 and 2001, we recognized an income tax benefit of $29.0 million and $25.9 million, respectively, associated with our net operating loss carryforward.

(4)
During the fourth quarter of 2000 we adopted, as required, the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000.

(5)
Computed on the basis described for earnings per share in Note 2 in the notes to the 2002 audited consolidated financial statements.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited and unaudited consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

Overview

        We are a vertically integrated, multinational specialty pharmaceutical company that focuses on generic finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals. We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Mexico and Lithuania (see Note 15 "Segment and Geographic Information" in the notes to the consolidated financial statements).

        Revenues.    We generate most of our revenues from the sale of our finished dosage injectable pharmaceutical products, which accounted for approximately 77% of total revenues in 2002, including revenues from contract manufacturing. We derive a substantial portion of our overall revenues from our patented generic formulation of propofol, which if negatively impacted could have a material adverse effect on us. We sell propofol in the United States through Baxter Healthcare Corporation, or Baxter, our exclusive distributor for several products sold in the United States. Revenues attributable to the Baxter alliance accounted for 37%, 34%, and 33% of our consolidated revenues during the years ended 2002, 2001, and 2000, respectively, of which a substantial majority of the revenues attributable to Baxter was derived from the sale of propofol.

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

        Sicor Biotech Acquisition.    On July 25, 2001, we acquired all of the outstanding stock of Gatio Investments B.V.("Gatio") in exchange for 1.5 million shares of our common stock, 150,000 of which were held in escrow. Gatio, a holding company, is the sole owner of Biotechna U.A.B. (now known as Sicor Biotech U.A.B.) ("Sicor Biotech"). The transaction was accounted for using the purchase method, and as a result, we recorded a charge of $21.7 million for in-process research and development in the third quarter of 2001. Additionally, we established $11.9 million of non-amortizable goodwill and $8.6 million of developed technology, the latter of which will result in amortization expense of approximately $0.9 million per year over the next ten years.

        Tax Loss Carryforwards and Tax Credits.    As of December 31, 2002, we had approximately $65.2 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards, research and development tax credit carryforwards, and other temporary differences relating primarily to accounting reserves established for items that are not currently tax deductible. Prior to the fourth quarter of 2001, due to our past history of operating losses, the future benefit of these deferred tax assets was fully reserved with a valuation allowance. Following the completion of three consecutive years of positive earnings results, in the fourth quarter of 2001, we were required under accounting principles generally accepted in the United States to reevaluate the likelihood of the realization of these deferred tax assets in future periods. Based on our projections of future earnings, we concluded that it was appropriate to reduce our valuation allowance and recognized a tax benefit in the fourth quarter of 2001 in the amount of $25.9 million. A similar reevaluation of the realizability of remaining deferred tax assets was performed at the end of 2002, which resulted in an additional tax benefit of $29.0 million being recorded in the fourth quarter of 2002. At December 31, 2002, we had federal and California net operating loss carryforwards of approximately $44.5 and $6.5 million, respectively. These net operating loss carryforwards will begin to expire in 2012 and 2006, respectively, unless previously utilized.

        The acquisition of Rakepoll Holding caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Code, annual use of our net operating losses and tax credit carryforwards is limited, and this limitation has been considered in our assessment of the future tax benefit attributable to such carryforwards.

        Dividends on Preferred Stock.    In 2002, we purchased or redeemed all 1,600,000 shares of our $3.75 preferred stock in exchange for $64.4 million in cash and 1,100,000 shares of our common stock.

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

        We applied SFAS No. 141 for our acquisition of Gatio, which occurred on July 25, 2001. Starting in 2002, SFAS No. 142 requires companies to stop amortizing goodwill acquired prior to July 1, 2001. By ending this type of amortization, our net income increased by approximately $2.5 million per year which is expected to continue through March 2003. Thereafter, the increase is expected to be $2.3 million per year through February 2027. We adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and the first step of the annual goodwill impairment test during the fourth quarter of 2002, and determined that there was no goodwill impairment.

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

        In November 2002, the Emerging Issues Task Force issued EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," addressing the accounting for arrangements that may involve the delivery or performance of multiple products, services, and rights to use assets. This consensus applies to agreements entered into in fiscal periods beginning after June 15, 2003. We do not expect that adoption of this consensus will have a material effect on our earnings or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123 "Accounting for Stock-Based Compensation." SFAS No. 148 also requires disclosure of the effects of stock-based employee compensation on reported net income and earnings per share in our significant accounting policies in our annual and interim financial statements beginning after December 31, 2002. We do not expect that adoption of this Statement will have a material effect on our earnings or financial position.

        Change in Accounting Principle.    We recorded a charge of $2.9 million, net of tax, in the first quarter of 2000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB No. 101 issued by the SEC. SAB No. 101 required us to change our accounting method for recognizing revenues for several contracts.

Results of Operations

  Comparison of Operating Results for the Years Ended December 31, 2002, 2001 and 2000

        Earnings Summary.    Total revenues for 2002 were $456.0 million as compared to $369.8 million in 2001 and $293.8 million in 2000. In 2002, we reported net income applicable to common shares of $127.7 million, as compared to net income applicable to common shares of $73.3 million in 2001, and $29.6 million in 2000. Our 2002 results included a $29.0 million income tax benefit associated with a net operating loss carryforward. In 2001, we recorded a $21.7 million charge for in-process research and development related to our acquisition of Sicor Biotech, an impairment charge of $3.5 million related to our Italian operations, and a $25.9 million income tax benefit associated with a net operating loss carryforward. Our 2000 results included a $2.9 million charge, net of taxes, for the cumulative effect of a change in accounting principle related to the adoption of SEC Staff Accounting Bulletin No. 101, or SAB 101.

        Revenues.    Revenues increased to $456.0 million in 2002 from $369.8 million in 2001 and $293.8 million in 2000. The 23% increase in revenues in 2002 relative to 2001 mainly reflected higher finished dosage sales in the United States, namely propofol and the introductions of pamidronate disodium injection and ifosfamide/mesna. Combined sales of propofol, pamidronate disodium injection, and ifosfamide/mesna accounted for the majority of the increase in our revenues from 2001 to 2002. Sales of propofol were mainly driven by an increase in unit volumes, partially offset by modest declines in average sales prices. Revenues from our Italian operations were lower in 2002 relative to 2001 due to the absence of revenues from Diaspa S.p.A. ("Diaspa") following its sale in March 2002. The 26% increase in total revenues in 2001 compared to 2000 was primarily due to higher sales of propofol and contract manufacturing in the United States. Propofol sales during 2001 accounted for more than one-third of the increase in total revenues from 2000, and were primarily achieved by an increase in unit volumes. Offsetting the increase were lower sales of finished dosage products to the Mexican government in 2001 relative to 2000.

        Costs and Expenses.    Cost of sales in 2002 was $207.3 million, which yielded a product gross margin of 55%, compared to cost of sales of $190.4 million in 2001, which yielded a product gross margin of 49%, and cost of sales of $166.4 million in 2000, which yielded a gross margin of 43%. The increase in gross margin in 2002 as compared to 2001 was due to improved product mix in favor of our finished dosage business, new product introductions, and manufacturing efficiencies. The increase in gross margin in 2001 relative to 2000 was due primarily to increased sales of propofol and other new products and reduced per-unit overhead costs due to increased manufacturing volumes.

        Research and development expenses totaled $23.3 million in 2002, compared to $21.0 million in 2001 and $18.3 million in 2000. The increase from 2001 to 2002 reflected higher new product development expenses at our U.S. operations along with expenses related to Sicor Biotech. The increase in 2001 relative to 2000 was mainly due to expenses of our Sicor Biotech subsidiary acquired in 2001, which did not exist in the prior year, as well as higher development expenses in Mexico related to our biotechnology business.

        Selling, general and administrative expenses were $64.6 million, $60.3 million and $51.7 million in 2002, 2001 and 2000, respectively, or 14%, 16%, and 18% of revenues, respectively. The increase in expense in 2002 was mainly due to higher business development expenses at our Mexican operations, and higher general and administrative costs at our finished dosage business and headquarters in the United States. The increase in expense in 2001 compared to 2000 was primarily due to higher selling and legal expenses, administrative expenses of Sicor Biotech which did not exist in the prior year, and compensation expense of $1.4 million relating to options granted to Mr. Samson, our President and Chief Executive Officer, while he was a consultant.

        In-process research and development in 2001 was $21.7 million, and was incurred in connection with our acquisition of Sicor Biotech in July 2001.

        We recorded amortization of goodwill and intangibles expense of $3.8 million, $6.2 million and $5.9 million in 2002, 2001 and 2000, respectively. Included in amortization expense was $2.9 million and $3.1 million of expense related to goodwill for the years ended 2001 and 2000, respectively. Goodwill is no longer amortized in accordance with SFAS No. 142, which we adopted as of January 1, 2002. However, the possible impairment of goodwill is evaluated on an annual basis. For the year ended December 31, 2002, it was determined that there was no impairment to the carrying value of our goodwill.

        Net interest and other income was $2.0 million in 2002, relative to net interest and other expense of $1.1 million and $6.4 million in 2001 and 2000, respectively. The increase in 2002 relative to 2001 reflected higher interest income earned on more invested cash, partially offset by a reduction in interest rates and interest expense at our Italian operations. The reduction in net interest expense in 2001 compared to 2000 was primarily due to higher interest income earned on more invested cash, partially offset by a reduction in foreign exchange losses at our Italian and Mexican operations.

        Income Tax Expense.    We reported income tax expense of $29.6 million in 2002, as compared to an income tax benefit of $13.6 million in 2001, and $6.6 million of income tax expense in 2000. Tax expense was reduced by $29.0 million and $56.3 million in 2002 and 2001, respectively, by the draw down of the valuation allowance to recognize the future benefit of deferred tax assets related to U.S. operations. In 2001 and 2000, tax expense was also reduced by the use of U.S. net operating loss carryforwards throughout the year.

Summary of Critical Accounting Policies

        Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

•
Revenue recognition. Revenues from product sales are recognized upon transfer of title and risk of loss, which generally occurs upon shipment of product, satisfactory evaluation of trade conditions, and final determination that all contractual obligations related to the earnings process are satisfied. We estimate and record sales deductions that arise due to wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. Additionally, we establish reserves to reduce revenues recorded for estimated product returns at the time of sale based on historical trends and at any time that such returns become evident. Reserves for potential price reductions for inventory in the hands of distributors and wholesalers are established when such amounts are deemed to be probable and estimable.

  For contracts under which we are reimbursed for research and development efforts, we recognize contract revenues in accordance with the terms of the agreement and as related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. We recognize nonrefundable license fees and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

•
Accounts Receivable. We estimate allowances for potential credit losses based on specific identification of collection risk and past trends. Our losses have historically been within our expectations. We generate a significant amount of our revenue and corresponding accounts receivable from sales to a single customer, Baxter. If Baxter experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations for prior sales or complete the purchase of additional products under the terms of our existing sales agreements. These events could have a material adverse impact on our financial results. Outstanding accounts receivable from Baxter were approximately $27.9 million as of December 31, 2002.

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

•
Deferred Tax Assets. As of December 31, 2002, we had approximately $65.2 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards, research and development tax credit carryforwards and other temporary differences relating primarily to accounting reserves established for items that are not currently tax deductible. As of December 31, 2002, we had a valuation allowance of approximately $19.4 million for certain of the tax loss carryforwards and credits. The realization of the assets without a valuation allowance is based upon estimates of future taxable income, projections utilized in our internal forecasts, our recent earnings history, and our tax planning strategies.

•
Impairment. As of January 1, 2002, accounting principles generally accepted in the United States required us to adopt SFAS No. 142. This statement required us to analyze our goodwill for impairment using a fair value approach during the first six months of fiscal 2002, and then on an annual basis thereafter. In accordance with the transition provisions of SFAS No. 142, we completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and determined that there was no goodwill impairment. Significant estimates regarding the valuation included a forecast of expected cash flows and terminal value, a risk-adjusted discount rate, and evaluation of an appropriate product forecasting life cycle. These factors, assumptions, and changes in them could result in an impairment of goodwill in the future. We updated the transitional goodwill impairment test, for the annual test, as of October 1, 2002 for changes in our forecasted cash flows, and determined that there continued to be no goodwill impairment.

Liquidity and Capital Resources

        As of December 31, 2002, we had cash, cash equivalents, and short-term investments of $199.8 million and working capital of $267.1 million compared to $290.3 million and $327.0 million, respectively, as of December 31, 2001. With the addition of long-term investments, our cash and investment resources were $330.2 million at December 31, 2002 as compared to $290.3 million at December 31, 2001.

        The decrease in cash in 2002 resulted from our generation of $137.9 million in cash from operations during the period, offset by the use of $136.6 million in investing activities and $59.9 million in financing activities. A significant use of operating cash flow during 2002 was a $17.3 million increase in inventory and a $16.5 million increase in accounts receivable, which were more than offset by an increase of $42.2 million in accounts payable and other current liabilities, which arose mainly due to a larger currently payable income tax liability. The increase in inventory mainly consisted of higher spending in raw materials and work-in-process inventories, while the increase in receivables primarily reflected a larger sales base at our U.S. operations.

        We purchased approximately $96.8 million, on a net basis, of short and long-term investments. Additionally, we invested $39.2 million in property and equipment during 2002, as compared to $43.0 million during the prior year. The increase mainly reflects ongoing investment in plant and equipment infrastructure at our domestic, Italian, and Mexican operations in order to support current and anticipated manufacturing levels.

        We used $59.9 million in cash flow in financing activities during 2002. This was mainly due to the use of $64.4 million for the redemption of our preferred stock and the payment of final dividends. Partially offsetting cash used for the redemption of our preferred stock was positive net cash flow of $10.0 million realized from the issuance of common stock and warrants, and $5.5 million outflow towards long-term debt and capital lease obligations, primarily in Italy.

Factors that may affect future financial condition and liquidity

        We expect to incur additional costs, including development, manufacturing and marketing costs, to support existing products and anticipated launches of new products. Planned spending on worldwide product development and marketing activities during 2003 is approximately $69 million. Our management also plans to invest approximately $35 million through the end of 2003 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flows from operations and new lease agreements. We expect to continue to fund Sicor Biotech's cash requirements, including approximately $12 million in 2003.

        The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We also may be required to pay up to approximately $27 million in milestone payments, plus sales royalties, in the event that all the research under certain development agreements is successful.

Contractual Obligations	Total	Less than 1 year	1-3 years	After 3 years
Long-term debt	$30,551	$6,618	$15,169	$8,764
Capital lease obligations	563	478	85	—
Operating leases	38,031	9,440	14,759	13,832
Capital expenditures	7,133	7,133	—	—

Total contractural obligations	$76,278	$23,669	$30,013	$22,596

        We expect that our operating cash flows, our current cash, cash equivalents, and short-term and long-terms investments at December 31, 2002 of $330 million and commitments from third parties, will enable us to maintain our current and planned operations. In connection with our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. Financing may not be available on acceptable terms, or at all.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

        Interest Rate Risk.    At December 31, 2002, we had cash, cash equivalents, and short-term investments of approximately $199.8 million, and long-term investments of $130.4 million. Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at December 31, 2002 would cause the fair market value of our cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income. Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates were to increase, we would incur higher relative interest expense and similarly, a decrease in the rates would reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

        Foreign Currency Exchange Rate Risk.    We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. Dollar put/Euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. In January 2003, Sicor S.p.A. entered into eight monthly U.S. put/Euro call options, ranging in face value from $0.5 million to $1.0 million, at a strike price of 1.02 Euro per U.S. $1.00, exercisable at the end of each month starting in February 2003. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. As of February 28, 2003, Sicor S.p.A.'s February call options had been exercised, resulting in a foreign exchange gain of $16 thousand, net of costs.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

SICOR Inc.

        We have audited the accompanying consolidated balance sheets of SICOR Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SICOR Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 3, in 2000 the Company changed its revenue recognition policy. As discussed in Notes 2 and 4, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

                      ERNST & YOUNG LLP

San Diego, California
February 10, 2003

SICOR Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$169,914	$226,568
Short-term investments	29,909	63,742
Accounts receivable, net	84,707	71,251
Inventories, net	75,870	59,678
Deferred tax asset	20,161	17,207
Other current assets	19,659	17,992

Total current assets	400,220	456,438
Property and equipment, net	186,616	162,284
Long-term investments	130,416	—
Goodwill	69,640	69,564
Intangibles, net	41,382	45,086
Other noncurrent assets	35,104	50,848

	$863,378	$784,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$41,272	$38,661
Accrued payroll and related expenses	10,546	10,214
Other accrued liabilities	44,851	39,097
Short-term borrowings	29,356	33,623
Current portion of long-term debt	6,618	7,112
Current portion of capital lease obligations	478	744

Total current liabilities	133,121	129,451
Other long-term liabilities	6,254	10,458
Long-term debt, less current portion	23,933	29,738
Long-term capital lease obligations, less current portion	85	614
Deferred tax liability	14,535	16,059

Total liabilities	177,928	186,320
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, 0 and 1,600 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	—	16
Common stock, $0.01 par value, 250,000 shares authorized, 117,470 and 114,300 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	1,175	1,143
Additional paid-in capital	788,224	836,883
Deferred compensation	(855)	(1,358)
Accumulated deficit	(105,173)	(233,450)
Accumulated other comprehensive income (loss)	2,079	(5,334)

Total stockholders' equity	685,450	597,900

	$863,378	$784,220

See accompanying notes.

F-3

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net revenues	$456,025	$369,832	$293,778
Costs and expenses:
Cost of sales	207,287	190,355	166,389
Research and development	23,260	21,008	18,316
Selling, general and administrative	64,620	60,339	51,651
Amortization	3,773	6,159	5,940
In-process research and development	—	21,700	—
Write-down of long-lived assets	1,229	3,462	—
Interest and other, net	(1,991)	1,149	6,407

Total costs and expenses	298,178	304,172	248,703

Income before income taxes	157,847	65,660	45,075
(Provision) benefit for income taxes	(29,570)	13,592	(6,613)

Income before cumulative effect of change in accounting principle	128,277	79,252	38,462
Cumulative effect of change in accounting principle, net of taxes	—	—	(2,854)

Net income	128,277	79,252	35,608
Dividends on preferred stock	(580)	(6,000)	(6,000)

Net income applicable to common shares	$127,697	$73,252	$29,608

Net income per share—basic:
Income before cumulative effect of change in accounting principle	$1.10	$0.70	$0.34
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income	$1.10	$0.70	$0.31

Net income per share—diluted:
Income before cumulative effect of change in accounting principle	$1.06	$0.67	$0.32
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income	$1.06	$0.67	$0.29

Shares used in calculating per share amounts:
—Basic	116,448	103,932	94,937
—Diluted	120,181	108,571	102,170

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Years Ended December 31, 2002

(in thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2000	1,600	$16	88,848	$888	$558,798	$—	$(348,310)	$(2,538)	$208,854
Comprehensive income (loss):
Net income							35,608		35,608
Foreign currency translation adjustments								(1,306)	(1,306)
Unrealized gain on securities available-for-sale								22	22

Comprehensive income									34,324
Issuance of common stock			10,944	110	34,410				34,520
Cash dividends on preferred stock					(6,000)				(6,000)
Nonemployee stock compensation					1,579				1,579
Deferred compensation — stock options					532	(532)			—
Amortization of unearned compensation						181			181

Balance at December 31, 2000	1,600	16	99,792	998	589,319	(351)	(312,702)	(3,822)	273,458
Comprehensive income (loss):
Net income							79,252		79,252
Foreign currency translation adjustments								(1,720)	(1,720)
Unrealized gain on securities available-for-sale								208	208

Comprehensive income									77,740
Issuance of common stock			13,008	130	209,806				209,936
Common stock issued for acquisition			1,500	15	37,661				37,676
Issuance of warrants					2,505				2,505
Tax benefit resulting from exercises of stock options					748				748
Cash dividends on preferred stock					(6,000)				(6,000)
Nonemployee stock compensation					1,433				1,433
Deferred compensation — stock options					1,411	(1,411)			—
Amortization of unearned compensation						404			404

Balance at December 31, 2001	1,600	16	114,300	1,143	836,883	(1,358)	(233,450)	(5,334)	597,900
Comprehensive income:
Net income							128,277		128,277
Foreign currency translation adjustments								7,647	7,647
Unrealized gain on securities available-for-sale								(234)	(234)

Comprehensive income									135,690
Issuance of common stock			2,070	21	34,922				34,943
Preferred stock redemption	(1,600)	(16)	1,100	11	(87,499)				(87,504)
Tax benefit resulting from exercises of stock options					4,289				4,289
Cash dividends on preferred stock					(580)				(580)
Deferred compensation — stock options					209	(209)		—
Amortization of unearned compensation						712			712

Balance at December 31, 2002	—	$—	117,470	$1,175	$788,224	$(855)	$(105,173)	$2,079	$685,450

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$128,277	$79,252	$35,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,370	16,201	12,525
Amortization	3,773	6,159	5,940
In-process research and development	—	21,700	—
Deferred income tax	(32,218)	(32,080)	(538)
Stock-based compensation	712	1,837	2,760
Tax benefit resulting from exercises of stock options	4,289	748	—
Write-down of long-lived assets	1,229	3,462	—
Other non-cash expenses	3,674	947	536
Change in operating assets and liabilities:
Accounts receivable	(16,528)	(7,808)	(17,290)
Inventories	(17,333)	(7,198)	(3,207)
Other current and noncurrent assets	3,747	(6,064)	(1,780)
Accounts payable and other current liabilities	37,866	15,878	5,490

Net cash provided by operating activities	137,858	93,034	40,044
Cash flows from investing activities:
Proceeds from sale of available-for-sale investments	82,769	95,181	—
Purchase of available-for-sale investments	(19,261)	(119,067)	(39,648)
Proceeds from held-to-maturity investments	16,697	—	—
Purchase of held-to-maturity investments	(177,022)	—	—
Purchases of property and equipment	(39,162)	(42,952)	(29,608)
Increase (decrease) in compensating balance cash account	737	(15,026)
Other investing activities	(1,335)	(1,194)	99

Net cash used in investing activities	(136,577)	(83,058)	(69,157)
Cash flows from financing activities:
Redemption of preferred stock	(63,832)	—	—
Cash dividends on preferred stock	(580)	(6,000)	(6,000)
Issuance of common stock and warrants, net	9,973	209,936	17,135
Change in short-term borrowings	(777)	(3,042)	(3,270)
Issuance of long-term debt and capital lease obligations, net	3,302	2,059	5,308
Principal payments on long-term debt and capital lease obligations	(8,018)	(9,713)	(7,906)

Net cash (used in) provided by financing activities	(59,932)	193,240	5,267
Effect of exchange rate changes on cash	1,997	298	(606)

(Decrease) increase in cash and cash equivalents	(56,654)	203,514	(24,452)
Cash and cash equivalents at beginning of period	226,568	23,054	47,506

Cash and cash equivalents at end of period	$169,914	$226,568	$23,054

Supplemental disclosure of cash flow information:
Interest paid	$2,578	$4,256	$4,244
Income taxes paid	16,577	10,194	6,097
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in connection with preferred stock redemption	23,672	—	—
Common stock issued to settle covertible debt	—	—	17,943
Fair value of assets acquired, net of cash	—	68,107	—
Liabilities assumed	—	(30,209)	—

See accompanying notes.

SICOR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.    Basis of Presentation

  Organization

        SICOR Inc. ("SICOR" or the "Company") is a specialty pharmaceutical company with principal operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

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

2.    Summary of Significant Accounting Policies

  Cash and cash equivalents

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of interest and non-interest bearing checking and savings accounts, money market funds, U.S. treasuries and government agencies' securities. The carrying amounts approximate fair value due to the short-term maturities of these instruments. As of December 31, 2002 and 2001, cash and cash equivalents held in foreign accounts consisted of $7.6 million and $5.6 million, respectively.

  Short-term investments

        Management has classified the Company's short-term and long-term debt securities as held-to-maturity as of December 31, 2002 because the Company has the positive intent and ability to hold the securities until maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value, judged to be other than temporary, are included in interest and other income. The cost of securities sold is based on the specific identification method. At December 31, 2001, short-term and long-term debt securities were classified as available-for-sale.

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

        The Company performs ongoing credit evaluations of its customers' financial condition, and generally does not require collateral. Allowances are maintained for potential credit losses and such losses have been within management's expectations. The Company's five largest customers accounted for approximately 68% and 49% of net accounts receivable at December 31, 2002 and 2001, respectively.

  Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

  Property and equipment

        Property and equipment is carried at cost less accumulated depreciation. Expenditures for maintenance, repairs and renewals of relatively minor items are generally charged to expense as incurred. Renewals of significant items are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives: building and building improvements—10 to 20 years; machinery and equipment—3 to 15 years; office furniture and equipment 3 to 12 years.

  Goodwill and intangible assets

        The Company has recorded goodwill for the excess purchase price over the estimated fair values of tangible and intangible assets acquired and liabilities assumed in acquisitions. In accounting for the acquisitions, a portion of the purchase price was allocated to various identifiable intangible assets, including developed technology and trademarks, based on their fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been assigned to goodwill, which beginning in 2002 is not being amortized, but is subject to an annual impairment test. Additionally, the Company has recorded intangible assets related to the purchase of proprietary technology rights, which is amortized on the straight-line method over the following estimated useful lives: technology rights—5 years; developed technology 10 to 17 years; trademarks—30 years.

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

        The Company recognizes revenues from product sales upon transfer of title and risk of loss, which generally occurs upon shipment of product, satisfactory evaluation of trade conditions, and final determination that all contractual obligations related to the earnings process are satisfied. The Company estimates and records sales deductions that arise due to wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. Additionally, reserves are established to reduce revenues recorded for estimated product returns at the time of sale based on historical trends and at any time that such reserves become evident. Reserves for potential price reductions for inventory in the hands of distributors and wholesalers are established when such amounts are deemed to be probable and estimable.

        For contracts under which the Company is reimbursed for research and development efforts, contract revenues are recognized in accordance with the terms of the agreement and as related expenses are incurred. Amounts recorded as revenue are not dependent upon the success of the research efforts. Nonrefundable license fees and milestone revenue from business partners are recognized over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

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

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income applicable to common shares	$127,697	$73,252	$29,608
Interest expense on subordinated convertible notes prior to conversion on May 1, 2000	—	—	394

Diluted numerator	$127,697	$73,252	$30,002

Denominator:
Weighted average common shares — basic	116,448	103,932	94,937
Net effect of dilutive securites:
Stock options	2,420	2,918	2,536
Warrants	1,027	1,308	2,483
Shares issuable in connection with convertible notes prior to conversion on May 1, 2000	—	—	1,749
Other	286	413	465

Weighted average common shares — diluted	120,181	108,571	102,170

Earnings per share — basic	$1.10	$0.70	$0.31
Earnings per share — diluted	$1.06	$0.67	$0.29

        The conversion of the convertible exchangeable preferred stock (see Note 9) was not assumed for purposes of computing diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 since its effect would have been anti-dilutive.

  Stock-based compensation

        As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for common stock options granted to employees using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations and, thus, recognizes no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant.

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

        Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that statement. The fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001, and 2000, respectively:

	Option Grant
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	57.3%	57.3%	59.0%
Risk-free interest rate	3.9%	4.8%	6.1%
Expected term in years	5.2	6.6	6.4
Per share fair value of options granted	$8.93	$9.65	$6.50

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

	Years Ended December 31,
	2002	2001	2000
Net income applicable to common shares:
As reported	$127,697	$73,252	$29,608
Pro forma	$120,159	$56,967	$26,537
Basic net income per share:
As reported	$1.10	$0.70	$0.31
Pro forma	$1.03	$0.55	$0.28
Diluted net income per share:
As reported	$1.06	$0.67	$0.29
Pro forma	$1.00	$0.52	$0.26

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

  Recently issued accounting standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are tested for impairment annually, or whenever events and circumstances occur indicating that goodwill might be impaired. Other intangible assets continue to be amortized over their useful lives.

        The Company applied SFAS No. 141 for its acquisition of Gatio, which occurred on July 25, 2001. Starting in 2002, SFAS No. 142 requires the Company to stop amortizing goodwill acquired prior to July 1, 2001. By ending this type of amortization, net income increased by approximately $2.5 million per year which is expected to continue through March 2003. Thereafter, the increase is expected to be $2.3 million per year through February 2027. The Company adopted SFAS No. 142 as of January 1, 2002. In accordance with the transition provisions of SFAS No. 142, the Company completed the first step of the transitional goodwill impairment tests as of January 1, 2002, and the first step of the annual goodwill impairment test during the fourth quarter of 2002, and determined that there was no goodwill impairment.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", but retains the fundamental provisions of SFAS No. 121 related to the recognition and measurement of the impairment of long-lived assets. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on earnings or financial position.

        In November 2002, the Emerging Issues Task Force issued EITF 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," addressing the accounting for arrangements that may involve the delivery or performance of multiple products, services, and rights to use assets. This consensus applies to agreements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that adoption of this consensus will have a material effect on earnings or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123 "Accounting for

Stock-Based Compensation." SFAS No. 148 also requires disclosure of the effects of stock-based employee compensation on reported net income and earnings per share in significant accounting policies in annual and interim financials statements beginning after December 31, 2002. The Company does not expect that adoption of this Statement will have a material effect on earnings or financial position.

3.    Adoption of Staff Accounting Bulletin No. 101

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), which required implementation in the fourth quarter of 2000. As a result, the Company commenced a review of its revenue recognition policies for conformity with SAB No. 101. The Company believes its previously existing revenue recognition policies comply with the guidance provided in SAB No. 101, except with respect to up-front cash payments received under certain licensing arrangements. SAB No. 101 generally provides that up-front payments, whether or not they are refundable, should be deferred as revenue and recognized over the license period. The Company's previous accounting policy was to recognize as revenue such cash payments that were nonrefundable or where the probability of refund was remote. SAB No. 101 required the Company to change its accounting method for recognizing revenue for several contracts, resulting in a cumulative change in accounting principle charge of approximately $2.9 million, net of tax. The cumulative effect of this change in accounting principle was retroactively recorded as of January 1, 2000, reducing previously reported earnings per share in the first quarter of 2000 by $0.03 on a fully diluted basis. In addition, the Company recognized $2.0 million in revenue from these contracts during the year 2000, increasing previously reported earnings per share by $0.01 in the first quarter and $0.01 in the second quarter of that year.

        Prior year amounts were not restated. Had this change in accounting principle been applied retroactively, the net income applicable to common shares and earnings per share amounts for the year ended December 31, 2000 would have been as follows (in thousands, except per share data):

Pro-forma net income applicable to common shares	$32,462
Pro forma earnings per share — basic	0.34
Pro forma earnings per share — diluted	0.32

4.    Goodwill and Intangible Assets

        Under SFAS No. 141, intangible assets with identifiable lives continue to be amortized. The following table reflects the components of intangible assets (in thousands):

	December 31, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Acquired technology	$53,894	$(16,800)	$53,894	$(13,262)
Proprietary technology rights	1,411	(978)	1,226	(781)
Trademarks	4,625	(901)	4,615	(744)
Other	156	(25)	74	(12)
Assembled workforce	—	—	2,270	(2,194)

Total	$60,086	$(18,704)	$62,079	$(16,993)

        In accordance with the provisions of SFAS No. 142, the carrying value of assembled workforce of $76 thousand was re-classified to goodwill as of January 1, 2002. The estimated amortization expense for each of the five succeeding years ending December 31 is as follows (in thousands):

2003	$3,779
2004	3,925
2005	4,028
2006	3,961
2007	3,968

        The following table discloses the effect on net income and basic and diluted earnings per share of excluding amortization expense related to goodwill, which was recognized during the years ended December 31, 2001 and 2000, as if the adoption of SFAS No. 142 had occurred at the beginning of each period (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net income applicable to common shares	$127,697	$73,252	$29,608
Add back goodwill amortization	—	2,946	3,103

Adjusted net income applicable to common shares	$127,697	$76,198	$32,711

Earnings per share — basic:
As reported	$1.10	$0.70	$0.31
Goodwill amortization	—	0.03	0.03

Adjusted earnings per share — basic	$1.10	$0.73	$0.34

Earnings per share — diluted:
As reported	$1.06	$0.67	$0.29
Goodwill amortization	—	0.03	0.03

Adjusted earnings per share — diluted	$1.06	$0.70	$0.32

5.    Composition of Certain Consolidated Financial Statement Captions

        Certain consolidated financial statement captions consist of the following (in thousands):

	December 31,
	2002	2001
Receivables:
Trade receivables	$86,935	$73,838
Less allowance for doubtful accounts	(2,228)	(2,587)

	$84,707	$71,251

        Approximately $3.5 million and $19.3 million of trade receivables at December 31, 2002 and 2001, respectively, were pledged as security for short-term borrowings (see Note 7).

	December 31,
	2002	2001
Inventories:
Raw materials	$29,745	$21,374
Work-in-process	18,434	14,108
Finished goods	31,381	30,239

	79,560	65,721
Less reserve for excess and obsolescence	(3,690)	(6,043)

	$75,870	$59,678

Other current assets:
VAT and other taxes receivable	$9,310	$10,387
Other receivables	8,181	3,741
Prepaid expenses	2,081	3,682
Other	87	182

	$19,659	$17,992

Property and equipment:
Land and land improvements	$5,799	$2,681
Buildings and building improvements	79,219	64,800
Machinery and equipment	153,413	136,463
Office furniture and equipment	9,133	9,670
Construction in progress	17,475	10,843

	265,039	224,457
Less accumulated depreciation	(78,423)	(62,173)

	$186,616	$162,284

        At December 31, 2002 and 2001, equipment acquired under capital lease obligations totaled $5.7 million and $6.4 million, respectively. Such leased equipment is included in machinery and equipment, net of accumulated amortization of $2.7 million and $2.5 million at December 31, 2002 and 2001, respectively.

        Depreciation expense, including amortization of capital leases, was $20.4 million, $16.2 million, and $12.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

	December 31,
	2002	2001
Other noncurrent assets:
Compensating balance cash account	$14,324	$15,061
Deferred tax asset	8,547	15,500
Equity Investments	4,671	182
Deferred expenses	2,805	4,219
Loan commitment fee	1,889	2,390
Restricted deposit	550	12,054
Other	2,318	1,442

	$35,104	$50,848

Other current accrued liabilities:
VAT and other taxes payable	$25,983	$18,123
Deferred tax liability	6,270	7,007
Legal reserve	4,000	4,000
Customer liability	3,305	—
Accrued sales and distribution expenses	1,351	3,975
Deferred revenue	773	2,051
Chairman's incentive compensation	651	1,000
Other	2,518	2,941

	$44,851	$39,097

Other long-term liabilities:
Severance indemnities	$2,118	$2,849
Deferred profit sharing	1,794	1,614
Deferred revenue	1,751	4,899
Other	591	1,096

	$6,254	$10,458

        Labor laws in Mexico and Italy require employers to accrue severance indemnities, which are paid to employees upon termination of their employment. Each year, the employer accrues, for each employee, an amount partly based on the employee's remuneration and partly based on the revaluation of amounts previously accrued.

6.    Short-Term and Long-Term Investments

        Securities held-to maturity at December 31, 2002 and available-for-sale at December 31, 2001 consist of the following (in thousands):

	December 31,
	2002	2001
U.S. corporate debt securites	$132,316	$23,427
U.S. government securities	28,009	40,315

	$160,325	$63,742

        The amortized cost and estimated fair value of securities held-to-maturity at December 31, 2002 by contractual maturity are shown below (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,909	$30,200
Due after one year through two years	116,409	117,177
Due after one year through three years	14,007	14,083

	$160,325	$161,460

7.    Short-Term Borrowings

        Short-term borrowings consist of the following (in thousands):

	December 31,
	2002	2001
Credit line arrangements repayable in U.S. dollars and euros	$29,356	$33,168
Unsecured bank loan repayable in euros	—	455

	$29,356	$33,623

        The Company's Italian subsidiary maintains credit line arrangements with several banks where most trade receivables are pledged to the banks in return for short-term borrowings in U.S. dollars and euros. The Company retains all credit risk with respect to the receivables. Consequently, both the receivables and related borrowings are included in the accompanying consolidated financial statements. The weighted average interest rate on credit line arrangements was approximately 3.0% and 4.9% at December 31, 2002 and 2001, respectively.

        The short-term borrowings from banks at December 31, 2001 were unsecured and repayable in euros. The terms of the borrowings ranged from three to six months and the weighted average interest rate on these borrowings was approximately 6.3%.

8.    Long-Term Debt

        Long-term debt consists of the following (in thousands):

	December 31,
	2002	2001
Mortgage notes payable	$21,050	$26,680
Notes payable to banks	1,561	2,470
Notes payable to suppliers	1,695	2,996
Notes payable to Italian Ministry of Industry	2,964	2,002
Research project loan payable	3,281	2,302
Other	—	400

	30,551	36,850
Less: current portion	(6,618)	(7,112)

Long-term debt, net of current portion	$23,933	$29,738

        The mortgage notes payable are secured by certain production facilities with a carrying value of approximately $17.7 million. The mortgage notes payable are repayable in quarterly and semi-annual installments of principal and interest through 2006. The floating interest rate is based on several financial indicators. The weighted average interest rate on these loans was 3.0% and 4.2% at December 31, 2002 and 2001, respectively.

        The notes payable to banks are unsecured and are repayable in monthly and semi-annual installments of principal and interest through 2005. The weighted average fixed interest rate on these notes was 5.0% and 5.5% at December 31, 2002 and 2001, respectively.

        Notes payable to suppliers are secured by certain machinery and equipment with a carrying value of approximately $3.8 million and are repayable in quarterly and semi-annual installments of principal and interest through 2004. The weighted average fixed interest rate on these notes was 4.5% and 4.9% at December 31, 2002 and 2001, respectively.

        The notes payable to the Italian Ministry of Industry are repayable in annual installments of principal and interest through 2015. The weighted average fixed interest rate on these notes was 1.5% and 1.8% at December 31, 2002 and 2001, respectively.

        The research project loan payable is from the Italian Ministry of University, Scientific & Technological Research under a grant and subsidized loan package of approximately $8.8 million for an applied research program related to the development of anthracycline derivatives. The receipt of funding for the research program is contingent upon presentation of a statement of progress at established "Checkpoints," the first of which occurred in the third quarter of 1999. The second and third checkpoints were successfully completed in the third quarter of 2000 and the first quarter of 2001, respectively. The loan is secured by certain production facilities and is repayable in semi-annual installments of interest only for 3.5 years and subsequently repayable in semi-annual installments of principal and interest through 2008. The variable interest rate on the loan was 4.8% and 5.6% at December 31, 2002 and 2001, respectively.

        Long-term debt maturities for each of the next five years are as follows (in thousands): $6,618 in 2003; $6,944 in 2004; $8,225 in 2005; $5,018 in 2006; and $882 in 2007, and $2,864 thereafter. Total interest expense for short and long-term borrowings in 2002, 2001, and 2000 was $3.1 million, $4.2 million, and $4.7 million, respectively.

9.    Stockholders' Equity

  Common Stock

        On October 16, 2001, the Company sold 11.5 million shares of common stock, realizing net proceeds of $203.7 million after an underwriting discount of approximately $9.0 million.

  Preferred Stock redemption

        In 2002, the Company purchased or redeemed all 1.6 million shares of its $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash and 1.1 million shares of common stock.

  Warrants

        As of December 31, 2002, warrants to purchase an aggregate of 1,044,911 shares of the Company's common stock were outstanding at a weighted average exercise price of $6.96 per share. These warrants contain provisions which adjust the exercise price and the aggregate number of shares that may be issued upon exercise of the warrant if a stock dividend, stock split, reorganization, reclassification or consolidation occurs.

        In December 1997, the Company sold approximately 2.4 million units in a private placement, each unit consisting of one share of common stock and a warrant to purchase one-half share of common stock at a per share exercise price of $7.34 per share. These warrants expire in July 2003. At December 31, 2002, warrants to purchase an aggregate of 794,911 shares of the Company's common stock were outstanding.

        In May and June of 1999, the Company sold approximately 8.7 million units in a private placement, each unit consisting of one share of common stock and a warrant to purchase one-tenth of a share of common stock at a per share exercise price of $5.75 per share. These warrants expire in December 2003. At December 31, 2002, warrants to purchase an aggregate of 250,000 shares of the Company's common stock were outstanding.

  Sankyo conversion option

        In April 1997, the Company entered into an agreement with Sankyo Company, Ltd. ("Sankyo"), to collaborate on a research program to discover and develop drugs for the treatment of non-insulin dependent (Type II) diabetes. As of December 31, 2002, Sankyo held 511,164 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc. ("Metabasis preferred stock"). In connection with the agreement, Sankyo may exchange 170,388 shares of its Metabasis preferred stock into shares of the Company's common stock within 30 days of January 10 of each of 2003, 2004 and 2005. The number of shares of the Company's common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of the Company's common stock for a 20 trading day period prior to the date of Sankyo's notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of the

Company's common stock. Management is obligated to register the Company's shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange. In January 2003, Sankyo exercised its 2003 exchange right, and the Company issued 76,088 shares of its common stock in exchange for 170,388 shares of its Metabasis preferred stock.

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

        In general, the rights become exercisable or transferable only upon the occurrence of certain events related to changes in ownership of the Company's common stock. Once exercisable, each right entitles its holder to purchase from us one one-thousandth of a share of Series I Preferred Stock, at a purchase price of $200 per unit, subject to adjustment. The rights will separate from the common stock and become exercisable or transferable on a distribution date, which will occur on the earlier of (a) a public announcement that a person or group of affiliated or associated persons has acquired beneficial ownership of securities representing 15% or more of the Company's common stock, or (b) ten days following the commencement (or public announcement of an intention to make) a tender or exchange offer that would result in a person or a group of related persons becoming an acquiring person. Upon the occurrence of certain other events related to changes in the ownership of the Company's common stock, each holder of a right would be entitled to purchase shares of common stock, or an acquiring corporation's common stock, having a market value equal to two times the exercise value of the right.

        The rights expire on the earliest of (a) July 31, 2010, (b) consummation of a merger transaction with a person or group who acquired common stock pursuant to a transaction approved by a majority of the disinterested members of our board of directors, or (c) redemption of the rights. Subject to certain conditions, the rights may be redeemed by our board of directors at any time at a price of $0.01 per right. The rights are not currently exercisable and trade together with the shares of common stock associated therewith.

        The rights, if exercised, will cause a substantial dilution to the equity interest in the Company of a person or group's ownership interest in our common stock that attempt to acquire us on terms not approved by our board of directors.

  Stock option plans

        In February 1997, the stockholders approved the 1997 Long-Term Incentive Plan (the "1997 Stock Plan") which replaced the 1990 Stock Plan (the "1990 Stock Plan"). The 1997 Stock Plan provides for both the direct award or sale of common stock and the granting of qualified and nonqualified options to its employees, directors and certain other individuals. Generally, options outstanding vest over a four-year period and are exercisable for up to ten years from the grant date. The 1997 Stock Plan, as amended, authorizes up to 9,700,000 shares to be issued. Shares not subject to exercise, or shares not exercised because of forfeiture or termination of options granted under the 1990 Stock Plan, will increase the amount of shares available under the 1997 Stock Plan. Under the 1990 Stock Plan, 6,383,334 shares of the Company's common stock have been authorized for issuance. Accordingly, as of December 31, 2002, 16,083,334 shares were authorized for issuance under both stock option plans.

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

        A summary of the Company's stock option activity and related information is as follows (in thousands except exercise price):

	Years Ended December 31,
	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding—beginning of year	6,980	$10.53	4,663	$5.59	5,618	$4.62
Granted	1,147	$16.29	3,337	$15.92	1,263	$8.22
Exercised	(885)	$5.15	(872)	$4.67	(1,919)	$4.52
Canceled	(250)	$14.13	(148)	$10.66	(299)	$7.24

Outstanding—end of year	6,992	$12.06	6,980	$10.53	4,663	$5.59

Exercisable—end of year	4,297	$9.82	4,230	$8.69	2,922	$4.81

        The following table summarizes information about stock options outstanding at December 31, 2002 (number of shares in thousands):

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.38 to $4.50	1,078	5.8	$4.12	1,008	$4.12
$4.52 to $10.00	1,525	5.8	$6.30	1,264	$5.79
$10.06 to $12.81	867	8.0	$11.00	434	$10.78
$13.06 to $16.00	1,925	9.1	$15.52	1,151	$15.69
$16.07 to $26.13	1,597	8.8	$19.31	440	$18.16

	6,992	7.7	$12.06	4,297	$9.82

        Shares of common stock reserved at December 31, 2002 for the exercise of available and outstanding stock options including the Chairman's options totaled 7,716,857.

  Stock-based compensation

        The Company recorded amortization of deferred compensation expense of approximately $712,000 during 2002, which included $464,000 of deferred compensation expense recognized in connection with stock options previously issued to Marvin Samson, the Company's President and Chief Executive Officer. In May 2001, prior to his election as President and Chief Executive Officer, Mr. Samson

entered into a three-year consulting agreement with the Company. Compensation paid under the agreement included a consulting fee and options to purchase 250,000 shares of the Company's common stock, of which 125,000 options vested immediately, resulting in non-cash compensation expense of $1.4 million. The remaining 125,000 options granted under the consulting agreement were to vest in equal annual amounts at the end of each of the next three years. On September 9, 2001, Mr. Samson was elected President and Chief Executive Officer of the Company. As a result of Mr. Samson becoming an employee, the accounting for his stock options granted to him as a consultant changed. On September 9, 2001, the Company recorded non-cash compensation expense of $704,000, in addition to $729,000 previously recognized in 2001, to reflect the balance of Mr. Samson's compensation as a consultant and $1.2 million of deferred compensation. The deferred compensation will be amortized ratably to compensation expense through April 30, 2004.

        As of December 31, 2002, total charges to be recognized in future periods from amortization of deferred stock compensation are anticipated to be approximately $609,000, $205,000, $37,000, and $8,000 for the years ended December 31, 2003, 2004, 2005, and 2006, respectively.

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

  Employee stock purchase plan

        The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period. Employees may authorize the Company to withhold up to 12% of their total compensation during each six-month offering period, subject to certain limitations. The 1992 ESPP, as amended, authorizes up to 710,000 shares to be issued under the plan. During the years ended December 31, 2002, 2001, and 2000, shares totaling 34,237, 31,357, and 70,474 were issued under the plan at an average price of $13.40, $12.77, and $5.54 per share, respectively. At December 31, 2002, 50,982 shares were reserved for future issuance.

  Employee savings and retirement plan

        The Company has a 401(k) plan that allows eligible U.S. employees to contribute up to 15% of their salary, subject to annual limits. Effective January 1, 2001, the Company matched 50% of the employee pretax contribution, up to an annual maximum of $5,500. The matching contribution was in the form of the Company's common stock. During the years ended December 31, 2002, 2001 and 2000, shares totaling 58,527, 47,157, and 38,299 were issued at an average price of $16.64, $17.36, and $9.76 per share, respectively. At December 31, 2002, 309,357 shares were reserved for future issuance.

  Shares reserved for future issuance

        Shares of common stock reserved for future issuance at December 31, 2002 are summarized as follows (in thousands):

1990 and 1997 Stock Plan	7,217
Warrants	1,045
Chairman's Options	500
401(k) plan	309
Employee Stock Purchase Plan	51

9,122

10.  Related Parties

        In July 2001, the Company acquired all of the outstanding stock of Gatio in exchange for 1,500,000 shares of common stock, 150,000 of which were held in escrow. Gatio is a holding company that is the sole owner of Biotechna U.A.B. (now known as Sicor Biotech U.A.B.) ("Sicor Biotech"). Furthermore, the Company issued warrants to purchase 150,000 shares of common stock at $3.50 per share in connection with the purchase. The Company acquired Sicor Biotech from Bio-Rakepoll, a wholly-owned subsidiary of Rakepoll Finance. Mr. Carlo Salvi, Vice Chairman of the Company's board of directors and a significant shareholder of the Company, is indirectly the majority owner of Rakepoll Finance. A committee comprised of two disinterested directors approved the Sicor Biotech acquisition.

        Pursuant to a shareholder's agreement, Rakepoll Finance is entitled to nominate up to three directors (one of whom must be an independent director), who in turn are entitled to nominate, jointly with two management directors (one of whom must be an independent director), five additional directors. The consent of the Rakepoll Finance nominated directors is required for the Company to take certain actions, such as a merger or sale of all or substantially all of its business or assets and certain issuances of securities. As a result of his ownership of the Company's common stock, Mr. Salvi may be able to control substantially all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

        Alco Chemicals Ltd. ("Alco"), an affiliate of Rakepoll Finance and wholly-owned by Mr. Salvi, performed certain services relating to sales of certain bulk pharmaceutical products produced by some of the Company's subsidiaries in exchange for a commission of 4% of sales. Commission expenses related to Alco were approximately $2.6 million, $2.9 million, and $2.3 million for the years ended December 31, 2002, 2001, and 2000, respectively, and the net outstanding payable to Alco at December 31, 2002 and 2001 was $1.1 million and $1.8 million, respectively. Effective January 1, 2003, the Company acquired the assets of Alco and its 30 employees joined Sicor Europe S.A. ("Sicor

Europe"), which is wholly owned by SICOR Inc. Sicor Europe now serves as a selling agent for most of the Company's international sales, a function previously performed by Alco.

        During 2002, the Company was a party to a consulting agreement with GreenField Chemical, Inc. ("GreenField"). Frank Becker, the Company's Chief Operating Officer and director until June 2002, owned substantially all the capital stock of GreenField. In addition, in 2000 and July 2001, the Company entered into agreements with Newport Strategies Inc. ("Newport"), a consulting and marketing research firm, for the licensing of certain software and the performance of certain market research services. Mr. Becker serves as a director of Newport. In aggregate, the Company paid a combined total of $46,000, $117,000, and $119,000 to both companies in 2002, 2001, and 2000, respectively. Effective June 2002, Mr. Becker was no longer employed as an officer or director of the Company.

        Lemery, S.A. de C.V., in Mexico, purchased raw materials and supplies from two companies in which Lemery's Managing Director and Director of Operations have beneficial ownership. The combined material and supply purchases made by Lemery during 2002, 2001 and 2000 from these two companies totaled approximately $0.7 million, $0.7 million, and $1.4 million, respectively. Effective May 2002, Lemery no longer transacts with these two companies.

        Chemistry & Health International ("C&H"), a company wholly-owned by a significant stockholder, performed certain services relating to sales of certain bulk pharmaceutical products produced by one of the Company's former Italian subsidiaries in exchange for a commission. The significant stockholder sold its interest in this subsidiary during 2002. Commission expenses during the period of the significant stockholders interest were approximately $0.5 million, $0.6 million, and $1.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.

11.  Acquisition

        As discussed in Note 10, on July 25, 2001, the Company acquired all outstanding stock of Gatio, a holding company which is the sole owner of Sicor Biotech, in exchange for 1.5 million shares of the Company's common stock, 150,000 of which were held in escrow. Sicor Biotech, headquartered in Vilnius, Lithuania, develops and manufactures recombinant protein products and currently sells recombinant human interferon á-2b in developing countries, Eastern Europe, and Russia, and human growth hormone in Lithuania. The transaction was accounted for using the purchase method and the results of operations have been included in the Company's consolidated statement of income and its comprehensive income from the date of acquisition. The total purchase price was $38.4 million, which was comprised of the fair value of common stock issued of $37.7 million and acquisition costs of $0.7 million.

        In connection with these transactions, the Company obtained an independent valuation of the intangible assets acquired in order to allocate the purchase price. The total purchase price of $38.4 million was allocated as follows (in thousands):

Net liabilities in excess of assets	$(2,288)
Acquired technology and other, net	7,083
In-process research and development	21,700
Goodwill	11,943

$38,438

SICOR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

        The following unaudited pro forma data reflects the combined results of operations of the Company and Gatio as if the acquisition occurred at the beginning of each year presented (in thousands, except per share data):

	2001	2000
Total revenues	$371,472	$295,824
Net income applicable to common shares	69,837	28,300
Earnings per share — basic	0.67	0.30
Earnings per share — diluted	0.64	0.28

12.  Write-down of Long-Lived Assets

        In the first quarter of 2002, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the long-lived assets of Diaspa S.p.A. ("Diaspa"), a business unit within the Company's Italian operations. On April 4, 2002, Diaspa was sold to an outside party for a price supporting the carrying value of Diaspa's net assets at the end of the first quarter. In connection with the sale, the Company entered into an agreement with Diaspa whereby the Company agreed to purchase from Diaspa, and Diaspa agreed to sell to the Company, certain active pharmaceutical ingredients. The Company's minimum average purchase obligation under this agreement is on terms that the Company believes to be comparable to terms it could obtain from other suppliers, and is not expected to exceed approximately $1.6 million per year at the current exchange rate, for a period of four years. The minimum purchase requirements are within usage expectations.

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

        Diaspa's revenues included in the Company's consolidated results of operations were $3.5 million and $14.1 million for the years ended December 31, 2002 and 2001, respectively.

13.  Commitments

        The Company leases certain of its office, manufacturing and research facilities and certain equipment under operating and capital lease agreements. The minimum annual rents are subject to increases based on changes in the Consumer Price Index, taxes, insurance and operating costs.

        Included in deposits, property and equipment, and other assets was $3.2 million and $10.8 million at December 31, 2002 and 2001, respectively, deposited under these agreements. Rent expense for 2002, 2001, and 2000 was $4.8 million, $7.0 million, and $7.9 million, respectively, and was net of $4.0 million, $4.4 million, and $4.7 million of sublease income, respectively.

        Future minimum payments, by year and in the aggregate, under the aforementioned leases and other non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2002, are as follows (in thousands):

	Capital Leases	Operating Leases
2003	$512	$9,440
2004	60	8,562
2005	26	6,197
2006	—	4,865
2007	—	4,303
Thereafter	—	4,664

Total minimum lease payments	598	$38,031

Less amount representing interest	(35)

Present value of net minimum lease payments	563
Less current portion	(478)

Noncurrent portion	$85

        Future minimum rentals to be received under non-cancelable subleases as of December 31, 2002 totaled approximately $8.1 million.

14.  Income Taxes

        The provision (benefit) for income taxes comprises the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$14,667	$7,360	$927
State	6,163	3,478	1,058
Foreign	4,866	7,650	5,166

	25,696	18,488	7,151
Deferred:
Federal	2,566	(23,747)	—
State	2,857	(7,816)	—
Foreign	(1,549)	(517)	(538)

	3,874	(32,080)	(538)

	$29,570	$(13,592)	$6,613

        The provision (benefit) for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Federal income taxes at 35%	$55,246	$22,981	$14,777
State tax net of federal benefit	6,308	3,617	690
Tax effect of non-deductible expenses	30	7,616	47
Valuation allowance and other	(29,926)	(50,550)	(9,106)
Foreign income tax rate differences	(2,088)	2,744	205

	$29,570	$(13,592)	$6,613

        Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are shown below. As of December 31, 2002, a valuation allowance of $19.4 million offset the deferred tax assets, as realization of such assets is uncertain. The valuation allowance decreased by $36.6 million in 2002, $54.8 million in 2001, and $7.8 million in 2000. The reduction in the valuation allowance in 2002 arises primarily from a change in management's estimates of the amount of deferred tax assets that management believes is more likely than not to be realized. The reduction in the valuation allowance in 2001 arose primarily from the utilization of deferred tax assets to offset taxable earnings in that year, as well as from a change in management's estimates of the amount of deferred tax assets that management believed was more likely than not to be realized. The reduction in the valuation allowance in 2000 related primarily to the utilization of deferred tax assets to offset taxable earnings in that year. The Company will continue to evaluate the need for a valuation allowance on an annual basis.

SICOR Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

        Tax benefits of $4.3 million, $0.7 million and $0 were recorded for the exercise of stock options under the Company's stock option plan in 2002, 2001 and 2000 respectively. These tax benefits were recorded as additional paid-in-capital.

	December 31,
	2002	2001
Deferred tax liabilities:
Depreciation	$15,861	$18,129
Basis differences in acquired assets	13,586	15,027
Inventory	6,844	5,640
Other	1,555	5,565

Total deferred tax liabilities	37,846	44,361
Deferred tax assets:
Net operating loss carryforwards	17,564	52,135
Credit carryforwards	13,395	21,787
Depreciation	11,023	12,256
Capitalized research and development	1,346	3,122
Other	21,846	20,772

Total deferred tax asset	65,174	110,072
Valuation allowances for deferred tax assets	(19,425)	(56,070)

Deferred tax asset net of valuation allowance	45,749	54,002

Net deferred tax assets	$7,903	$9,641

        At December 31, 2002, the Company had U.S. federal and California net operating loss carryforwards of approximately $44.5 and $6.5 million, respectively. The difference between the net operating loss carryforwards for federal and California income tax purposes is primarily attributable to the capitalization of research and development costs for California purposes and the fifty percent limitation on California loss carryforwards. The federal and California net operating loss carryforwards will begin expiring in 2012 and 2006, respectively, unless previously utilized. International subsidiaries have net operating loss carryforwards in various countries of approximately $6.5 million, which will begin expiring in 2004, unless previously utilized. The Company has federal and California research and development tax credit carryforwards totaling approximately $10.7 million and $2.6 million, respectively, which begin to expire in 2003 unless previously utilized.

        Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards is limited because of cumulative ownership changes of more than 50% which occurred within the three year period ending in 1997. This limitation has been considered in assessing the realizability of the deferred tax assets.

15.  Segment and Geographic Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The four main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, and Genchem Pharma; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. ("Sicor S.p.A.") and Diaspa; (iii) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (iv) Lithuania: Sicor Biotech and Gatio. Intergeographic sales are accounted for at prices that approximate arm's length transactions

        Additional information regarding business geographic areas for the years ended December 31, 2002, 2001 and 2000, respectively, are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net revenues from unaffiliated customers:
United States	$313,101	$224,032	$155,222
Italy	73,100	78,630	71,341
Mexico	66,429	65,812	67,215
Lithuania	3,395	1,358	—

	$456,025	$369,832	$293,778

Intergeographic sales:
United States	$851	$826	$423
Italy	24,699	16,730	12,312
Mexico	883	351	1,454
Lithuania	248	—	—

	$26,681	$17,907	$14,189

Income (loss) before income taxes:
United States	$135,122	$54,550	$27,879
Italy	18,967	13,415	3,986
Mexico	3,430	5,045	12,074
Lithuania	(3,579)	(2,887)	—
Other	(75)	(688)	(671)
Eliminations and adjustments	3,982	(3,775)	1,807

	$157,847	$65,660	$45,075

	December 31,
	2002	2001
Total assets:
United States	$728,900	$680,208
Italy	120,101	129,536
Mexico	101,393	93,742
Lithuania	33,346	26,218
Other	178	204
Eliminations and adjustments	(120,540)	(145,688)

	$863,378	$784,220

        Information regarding the Company's product sales to significant customers for the years 2002, 2001, and 2000 was as follows (percentage of product sales to unaffiliated customers):

	Years Ended December 31,
	2002	2001	2000
Baxter Healthcare	37%	34%	33%
Cardinal Health	6%	0%	0%
Mexican government	4%	9%	11%
Vinchem	3%	7%	6%
Abbott Laboratories	3%	6%	6%

	53%	56%	56%

16.  Contingencies

        Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and five of the actions in which the Company is a defendant have been consolidated to the U.S. District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management's estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company's pricing policies or other actions that might have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

17.  Quarterly Financial Information (Unaudited)

        Summarized quarterly financial data for 2002 and 2001 is as follows (in thousands, except per share data):

	First	Second	Third(1)	Fourth(2)
2002 Quarters
Total revenues	$109,553	$111,921	$115,869	$118,682
Total costs and expenses	73,390	70,210	76,171	78,407
Income before income taxes	36,163	41,711	39,698	40,275
Net income applicable to common shares	22,453	26,503	24,221	54,520
Per common share:
Net income — basic	$0.19	$0.23	$0.21	$0.47
Net income — diluted	$0.19	$0.22	$0.20	$0.45
2001 Quarters
Total revenues	$84,243	$90,894	$90,600	$104,095
Total costs and expenses	69,741	68,740	89,482	76,209
Income before income taxes	14,502	22,154	1,118	27,886
Net income (loss) applicable to common shares	11,907	16,817	(2,997)	47,525
Per common share:
Net income (loss) — basic	$0.12	$0.17	($0.03)	$0.42
Net income (loss) — diluted	$0.11	$0.16	($0.03)	$0.41

(1)
Third quarter 2001 results included a $21.7 million charge for in-process research and development related to the Company's acquisition of Sicor Biotech (see Note 12 in the notes to the 2001 audited consolidated financial statements).

(2)
Fourth quarter 2002 and 2001 results reflected an income tax benefit of approximately $29.0 million and $25.9 million, respectively, resulting from a reduction of the Company's valuation allowance to recognize deferred tax assets related to U.S. operations.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "Election of Directors" contained in the registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its Annual Meeting of Stockholders to be held on May 20, 2003 (the "Proxy Statement"). The required information concerning Executive Officers of the Company is contained in Part I of this Form 10-K.

  Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than 10% of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this document (or documents incorporated by reference to this document) those persons who failed to timely file these reports. In 2002, all directors, executive officers and 10% stockholders timely filed all such reports.

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

Item 14. CONTROLS AND PROCEDURES

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
  Exhibits

    See (c) below.

(b)
Reports on Form 8-K during the fourth quarter:

  None.

(c)
Exhibits

  The following documents are exhibits to this Form 10-K:

Exhibit Number	Description of Document
3(i)	Our Restated Certificate of Incorporation, as amended.
3(ii)(8)	Our By-Laws.
4.1(5)	Form of our Common Stock Certificate (4.1)*.
4.2(8)	Shareholder's Agreement dated November 12, 1996, as amended on December 21, 1996 and on February 28, 1997, between Rakepoll Finance N.V. and SICOR Inc. (4.1)*.
4.3(10)	Amendment No. 3 to Shareholder's Agreement dated May 19, 1997 between Rakepoll Finance N.V. and SICOR Inc. (4.1)*.
4.4(11)	Form of Unit Purchase Agreement between certain accredited investors and SICOR Inc., dated as of March 27, 1997 (4.2)*.
4.5(12)	Form of Unit Purchase Agreement between certain accredited investors and SICOR Inc., dated December 1997 (4.6)*.
4.6(22)+	Investor's Rights Agreement among Metabasis Therapeutics, Inc., Sankyo Co., Ltd., and SICOR Inc. dated December 18, 1997 (4.13)*.
4.7(13)	Form of Unit Purchase Agreement between certain investors and SICOR Inc. (4.1)*.
4.8	Amendment No. 4 to Shareholder's Agreement dated April 3, 2002 between Rakepoll Finance N.V. and SICOR Inc.
4.9	Amendment No. 5 to Shareholder's Agreement dated September 2002 between Rakepoll Finance N.V. and SICOR Inc.
10.1(1)#	Form of Indemnification Agreement entered into between our directors and SICOR Inc. (10.1)*.
10.2(4)#	Our amended and Restated 1990 Stock Plan (the "Plan").
10.3(1)#	Form of Incentive Stock Option Agreement under the Plan (10.3)*.
10.4(1)#	Form of Nonstatutory Stock Option Agreement under the Plan (10.4)*.

10.5(2)#	Form of Indemnification Agreement entered into between our officers and certain key employees and SICOR Inc. (10.50)*.
10.6(3)	Stockholder Rights Plan dated March 9, 1992.
10.7(6)	Lease agreement between Gena Property Company and SICOR Inc. dated as of December 21, 1993.
10.8(7)	Form of Severance Agreement for officers and certain other employees.
10.9(9)	Amendment No. 1 to Stockholder Rights Agreement dated November 12, 1996.
10.10(11)	Letter Agreement between Donald E. Panoz and SICOR Inc., dated March 18, 1997 (10.14)*.
10.11(10)	Agreement, dated as of April 15, 1997, by and between Sicor de Mexico S.A. de C.V. and Alco Chemicals, Ltd. (10.2)*.
10.12(10)+	Agreement, dated as of April 15, 1997, by and between Genchem Pharma, Ltd. and Alco Chemicals, Ltd. (10.3)*.
10.13(10)	Agreement, dated as of January 1, 1997, by and between Sicor S.p.A. and Alco Chemicals, Ltd. (10.4)*.
10.14(14)	Amended and Restated Employee Stock Purchase Plan (10.1)*.
10.15(15)	Amended and Restated 1997 Long-Term Incentive Plan (10.1)*.
10.16(16)+	Development, Manufacturing and Marketing Agreement between Aesgen Inc. and SICOR Inc. dated June 7, 2000 (10.1)*.
10.17(17)	Consulting Agreement between Marvin S. Samson and SICOR Inc. effective May 1, 2001 (10.1)*.
10.18(17)	Stock Purchase Agreement by and among Rakepoll Finance N.V., Bio-Rakepoll N.V., Sicor Biotech U.A.B., Gatio Investments B.V., and SICOR Inc. dated as of July 24, 2001 (10.2)*.
10.19(18)	Amendment No. 1 to Rights Agreement dated as of November 12, 1996, between Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) as Rights Agent and SICOR Inc. (10.3)*.
10.20(18)	Amendment No. 2 to Rights Agreement dated as of July 23, 2001, between Harris Trust and Savings Bank (successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) and Computershare Investor Services, LLC as successor Rights Agent and SICOR Inc. (10.4)*.
10.21(19)+	Manufacturing & Distribution Agreement dated as of February 27, 1996 between Gensia Sicor Pharmaceuticals, Inc. (formerly Gensia Laboratories, Ltd.) and Baxter Healthcare Corporation (formerly OHMEDA PPD) as amended by Amendments 1 through 6 (10.29)*.
10.22(20)#	Letter Agreement dated November 9, 2001 between Marvin Samson and SICOR Inc. (10.1)*.
10.23(21)	Amendment No. 1, dated as of August 22, 2002, to the Letter Agreement, dated as of March 18, 1997, between SICOR, Rakepoll Finance N.V. and Mr. Donald E. Panoz (10.1)*.
10.24#	Letter Agreement dated April 15, 2002 between SICOR and Jack E. Stover.
10.25	Eighth Amendment to Manufacturing & Distribution Agreement between Gensia Sicor Pharmaceuticals, Inc. and Baxter Healthcare Corporation.
10.26+	Ninth Amendment to Manufacturing & Distribution Agreement between Gensia Sicor Pharmaceuticals, Inc. and Baxter Healthcare Corporation.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification Pursuant To Section 1350 Of Chapter 63 Of 18 U.S.C. As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification Pursuant To Section 1350 Of Chapter 63 Of 18 U.S.C. As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

(8)
Incorporated by reference to our Current Report on Form 8-K dated March 14, 1997 (No. 0-18549).

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

(12)
Incorporated by reference to our Registration Statement on Form S-3 filed January 20, 1998 (No. 333-44563).

(13)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (No. 0-18549).

(14)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-83079).

(15)
Incorporated by reference to our Registration Statement on Form S-8 (No. 333-83077).

(16)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 0-18549).

(17)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (No. 0-18549).

(18)
Incorporated by reference to our Registration Statement on Form 8-A (No. 0-18549).

(19)
Incorporated by reference to our Annual Report, on Form 10-K/A for the fiscal year ended December 31, 2000 (No. 0-18549).

(20)
Incorporated by reference to our Current Report on Form 8-K filed November 12, 2001 (No. 0-18549).

(21)
Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (No. 0-18549).

(22)
Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (No. 0-18549).

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

SICOR Inc.
Date: March 25, 2003	By:	/s/ MARVIN SAMSON Marvin Samson President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MARVIN SAMSON (Marvin Samson)	President and Chief Executive Officer	March 25, 2003
/s/ JACK E. STOVER (Jack E. Stover)	Executive Vice President, Finance, Chief Financial Officer and Treasurer	March 25, 2003
/s/ DAVID C. DREYER (David C. Dreyer)	Vice President, Corporate Controller and Chief Accounting Officer	March 25, 2003
/s/ DONALD E. PANOZ (Donald E. Panoz)	Chairman of the Board	March 25, 2003
/s/ CARLO SALVI (Carlo Salvi)	Vice Chairman of the Board	March 25, 2003
/s/ LEE BURG (Lee Burg)	Director	March 25, 2003
/s/ MICHAEL D. CANNON (Michael D. Cannon)	Director	March 25, 2003

/s/ MICHAEL D. CASEY (Michael D Casey)	Director	March 25, 2003
/s/ HERBERT J. CONRAD (Herbert J. Conrad)	Director	March 25, 2003
/s/ J. SANFORD MILLER (J. Sanford Miller)	Director	March 25, 2003
/s/ JOHN J. ROBERTS (John J. Roberts)	Director	March 25, 2003
/s/ CARLO RUGGERI (Carlo Ruggeri)	Director	March 25, 2003

CERTIFICATIONS

        I, Marvin Samson, certify that:

        1.    I have reviewed this annual report on Form 10-K of SICOR Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ MARVIN SAMSON Marvin Samson President and Chief Executive Officer

        I, Jack E. Stover, certify that:

        1.    I have reviewed this annual report on Form 10-K of SICOR Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ JACK E. STOVER Jack E. Stover Executive Vice President, Finance, Chief Financial Officer and Treasurer

Schedule II

Valuation and Qualifying Accounts
(in thousands)

	Years Ended December 31,
	2002	2001	2000
Allowance for Doubtful Accounts:
Balance, beginning of period	$(2,587)	$(3,384)	$(2,360)
Additions charged to expense	(439)	(379)	(2,779)
Deductions (accounts receivable write-offs)	798	1,176	1,755

Balance, end of period	$(2,228)	$(2,587)	$(3,384)

	Years Ended December 31,
	2002	2001	2000
Inventory Reserve:
Balance, beginning of period	$(6,043)	$(6,093)	$(4,376)
Additions charged to expense	(2,968)	(2,781)	(5,519)
Deductions (inventory write-offs)	5,321	2,831	3,802

Balance, end of period	$(3,690)	$(6,043)	$(6,093)

EXHIBIT INDEX

Exhibit Number	Description of Document
3(i)	Our Restated Certificate of Incorporation, as amended.
4.8	Amendment No. 4 to Shareholder's Agreement dated April 3, 2002 between Rakepoll Finance N.V. and SICOR Inc.
4.9	Amendment No. 5 to Shareholder's Agreement dated September 2002 between Rakepoll Finance N.V. and SICOR Inc.
10.24	Letter Agreement dated April 15, 2002 between SICOR and Jack E. Stover.
10.25	Eighth Amendment to Manufacturing & Distribution Agreement between Gensia Sicor Pharmaceuticals, Inc. and Baxter Healthcare Corporation.
10.26	Ninth Amendment to Manufacturing & Distribution Agreement between Gensia Sicor Pharmaceuticals, Inc. and Baxter Healthcare Corporation.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification Pursuant To Section 1350 Of Chapter 63 Of 18 U.S.C. As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.2	Certification Pursuant To Section 1350 Of Chapter 63 Of 18 U.S.C. As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

QuickLinks

PART I
  Item 1. BUSINESS
RISK FACTORS
Risks Related to Our Company
Risks Related to Our Industry
Risks Related to Our Common Stock
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA (in thousands, except per share data)
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
SICOR Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except par value data)
SICOR Inc. CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data)
SICOR Inc. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY For the Three Years Ended December 31, 2002 (in thousands)
SICOR Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
SICOR Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
SICOR Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
SICOR Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
  Schedule II
Valuation and Qualifying Accounts (in thousands)
EXHIBIT INDEX