Form 10-Q
period 2003-03-31
SICOR INC
filed 2003-05-14
CIK 807873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003.

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

(949) 455-4700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	117,760,953
Class	Outstanding at March 31, 2003

SICOR Inc.

SICOR Inc.

Part I – FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except par value data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,354	$169,914
Short-term investments	69,207	29,909
Accounts receivable, net	95,388	84,707
Inventories, net	82,329	75,870
Deferred income tax assets	20,187	20,161
Other current assets	27,411	19,659
Total current assets	452,876	400,220

Property and equipment, net	187,258	186,616
Long-term investments	115,368	130,416
Goodwill	69,640	69,640
Intangibles, net	40,514	41,382
Other noncurrent assets	35,943	35,104
	$901,599	$863,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,294	$41,272
Accrued payroll and related expenses	9,451	10,546
Other accrued liabilities	54,959	44,851
Short-term borrowings	34,828	29,356
Current portion of long-term debt	6,556	6,618
Current portion of capital lease obligations	398	478
Total current liabilities	142,486	133,121

Other long-term liabilities	6,200	6,254
Long-term debt, less current portion	23,217	23,933
Long-term capital lease obligations, less current portion	48	85
Deferred income tax liabilities	14,306	14,535
Total liabilities	186,257	177,928

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 250,000 shares authorized, 117,761 and 117,470 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	1,178	1,175
Additional paid-in capital	789,683	788,224
Deferred compensation	(702)	(855)
Accumulated deficit	(78,831)	(105,173)
Accumulated other comprehensive income	4,014	2,079
Total stockholders’ equity	715,342	685,450
	$901,599	$863,378

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2003	2002

Net revenues	$128,416	$109,553

Costs and expenses:
Cost of sales	59,064	51,239
Research and development	7,488	4,958
Selling, general and administrative	17,164	14,524
Amortization	952	942
Write-down of long-lived assets	—	1,229
Interest and other, net	233	498
Total costs and expenses	84,901	73,390

Income before income taxes	43,515	36,163
Provision for income taxes	(17,173)	(13,130)
Net income	26,342	23,033
Dividends on preferred stock	—	(580)
Net income applicable to common shares	$26,342	$22,453

Net income per share:
- Basic	$0.22	$0.19
- Diluted	$0.22	$0.19

Shares used in calculating per share amounts:
- Basic	117,665	115,529
- Diluted	120,345	119,649

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net income	$26,342	$23,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,863	4,460
Amortization	952	942
Deferred income taxes	(822)	(3,521)
Stock-based compensation	153	237
Write-down of long-lived assets	—	1,229
Other non-cash expenses	431	496
Change in operating assets and liabilities:
Accounts receivable	(9,970)	(19,179)
Inventories	(5,572)	(4,423)
Other current and noncurrent assets	(3,342)	12,705
Accounts payable and other current liabilities	(244)	6,922
Net cash provided by operating activities	13,791	22,901

Cash flows from investing activities:
Proceeds from sales of available-for-sale investments	—	82,769
Purchases of available-for-sale investments	—	(19,261)
Proceeds from sales of held-to-maturity investments	6,025	—
Purchases of held-to-maturity investments	(30,275)	(5,321)
Purchases of property and equipment	(4,301)	(6,347)
Increase in compensating balance cash account	(70)	(87)
Other investing activities	(1,080)	477
Net cash (used in) provided by investing activities	(29,701)	52,230

Cash flows from financing activities:
Redemption of preferred stock	—	(63,832)
Cash dividends on preferred stock	—	(580)
Issuance of common stock and warrants, net	1,051	703
Change in short-term borrowings	4,546	1,347
Principal payments on long-term debt and capital lease obligations	(1,396)	(1,816)
Net cash provided by (used in) financing activities	4,201	(64,178)

Effect of exchange rate changes on cash	149	110
(Decrease) increase in cash and cash equivalents	(11,560)	11,063
Cash and cash equivalents at beginning of period	169,914	226,568
Cash and cash equivalents at end of period	$158,354	$237,631

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

Organization

SICOR Inc. (“SICOR” or the “Company”) is a specialty pharmaceutical company with principal operations located in the United States, Italy, Mexico, and Lithuania. SICOR was incorporated November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows, have been made.  The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

2.                                      Stock-Based Compensation

At March 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. For options granted under those plans that had an exercise price equal to the market value of the underlying commons stock on the date of the grant, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three months ended March 31,
	2003	2002

Net income, as reported	$26,342	$22,453

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	153	237

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(1,925)	(1,535)

Pro forma net income	$24,570	$21,155

Basic net income per share:
As reported	$0.22	$0.19
Pro forma	$0.21	$0.18
Diluted net income per share:
As reported	$0.22	$0.19
Pro forma	$0.20	$0.18

3.                                      Inventories

Inventories consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$30,861	$29,745
Work-in-process	17,824	18,434
Finished goods	37,780	31,381
	86,465	79,560
Less reserve for excess and obsolescence	(4,136)	(3,690)
	$82,329	$75,870

4.                                      Intangible Assets

Under SFAS No. 141, intangible assets with identifiable lives continue to be amortized.  The following table reflects the components of intangible assets (in thousands):

	March 31, 2003		December 31, 2002
	Gross Amount	Amortization	Gross Amount	Amortization

Acquired technology	$53,894	$(17,683)	$53,894	$(16,800)
Licensed technology rights	1,453	(1,027)	1,411	(978)
Trademarks	4,632	(941)	4,625	(901)
Other	223	(37)	156	(25)
Total	$60,202	$(19,688)	$60,086	$(18,704)

The estimated amortization expense for 2003 is approximately $3.8 million and for each of the five succeeding years ending December 31 is as follows (in thousands):

2004	$3,925
2005	4,028
2006	3,961
2007	3,968
2008	3,946

5.                                      Earnings Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable upon exercise of stock options outstanding, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Numerator:
Net income applicable to common shares	$26,342	$22,453

Denominator:
Weighted average common shares - basic	117,665	115,529
Dilutive securites:
Stock options	1,922	2,516
Warrants	575	1,263
Other	183	341
Weighted average common shares - diluted	120,345	119,649

Earnings per share - basic	$0.22	$0.19
Earnings per share - diluted	$0.22	$0.19

6.                                      Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three months ended March 31,
	2003	2002

Net income applicable to common shares	$26,342	$22,453

Comprehensive income
Unrealized loss on available-for-sale investments	—	(234)
Foreign currency translation gain (loss)	1,935	(2)
Comprehensive income	$28,277	$22,217

7.                                      Write-Down of Long-Lived Assets

In the first quarter of 2002, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the long-lived assets of Diaspa S.p.A. (“Diaspa”), a business unit within the Company’s Italian operations. On April 4, 2002, Diaspa was sold to an outside party for a price supporting the carrying value of Diaspa’s net assets at the end of the first quarter. In connection with the sale, the Company entered into an agreement with Diaspa whereby the Company agreed to purchase from Diaspa, and Diaspa agreed to sell to the Company, certain active pharmaceutical ingredients.  The Company’s minimum average purchase obligation under this agreement is on terms that the Company believes to be comparable to terms it could obtain from other suppliers, and is not expected to exceed approximately $1.8 million per year at the current exchange rate, for a period of three years. The minimum purchase requirements are within usage expectations.

Diaspa’s revenues included in the Company’s consolidated results of operations were $0.0 million and $3.5 million for the three months ended March 31, 2003 and 2002, respectively.

8.                                      Preferred Stock Redemption

During January and February 2002, the Company purchased or redeemed all 1.6 million shares of its outstanding $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash, including dividends, and 1.1 million shares of common stock.

9.                                      Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes reporting standards for a company’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The five main business units that correspond to each geographic area are as follows: (i) United States: SICOR, Gensia Sicor Pharmaceuticals, Inc., and Genchem Pharma Ltd.; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. (“Sicor S.p.A.”) and Diaspa (through April 4, 2002); (iii) Switzerland: SICOR Europe SA; (iv) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (v) Lithuania: SICOR Biotech UAB and Gatio Investments B.V. Intergeographic sales are accounted for at prices that approximate arm’s length transactions

Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended March 31,
	2003	2002

Net revenues from unaffiliated customers:
United States	$89,933	$71,162
Italy	20,923	20,520
Mexico	15,564	16,905
Lithuania	1,996	966
	$128,416	$109,553

Intergeographic sales:
United States	$191	$118
Italy	6,726	5,112
Switzerland	929	—
Mexico	198	73
Lithuania	121	—
	$8,165	$5,303

Income (loss) before income taxes:
United States	$40,312	$30,101
Italy	5,049	4,067
Switzerland	235	—
Mexico	128	2,356
Lithuania	(708)	(576)
Other	—	(12)
Eliminations and adjustments	(1,501)	227
	$43,515	$36,163

	March 31, 2003	December 31, 2002
Total assets:
United States	$760,544	$728,900
Italy	130,756	120,101
Switzerland	1,669	—
Mexico	100,360	101,393
Lithuania	38,423	33,346
Other	50	178
Eliminations and adjustments	(130,203)	(120,540)
	$901,599	$863,378

	March 31, 2003	December 31, 2002

Long-lived assets:
United States	$69,915	$70,547
Italy	58,870	57,076
Switzerland	217	—
Mexico	35,213	35,917
Lithuania	23,053	23,076
Eliminations and adjustments	(10)	—
	$187,258	$186,616

SICOR’s revenue from Baxter Healthcare Corporation (“Baxter”), a marketer and distributor for several products sold in the United States, accounted for 32% and 42% of revenues from unaffiliated customers for the three months ended March 31, 2003 and 2002, respectively. Included in SICOR’s revenue from Baxter were sales of propofol, which accounted for 29% and 36% of our consolidated net revenues for the three months ended March 31, 2003 and 2002, respectively.

10.                               Contingencies

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs.  These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and six of the actions in which the Company is a defendant have been consolidated to the U.S. District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company’s pricing policies or other actions that might have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company is also a defendant in various actions, claims, and legal proceedings arising from its normal business operations. Management believes the Company has meritorious defenses and intends to vigorously defend against all allegations and claims. As the ultimate outcome of these matters is uncertain, no contingent liabilities or provisions have been recorded in the accompanying financial statements for such matters. However, in management’s opinion, liabilities arising from such matters, if any, will not have a material adverse effect on consolidated financial position, results of operations or cash flows.

11.                               Subsequent Event

In April 2003, the Company reduced long-term debt by approximately $25.0 million with existing cash.  In conjunction with this transaction, the Company was released from a compensating balance requirement of approximately $14.4 million related to this debt.

ITEM 2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read and interpret any forward-looking statements together with the following documents:

•                  our most recent Annual Report on Form 10-K

•                  our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

We are a vertically integrated, multinational specialty pharmaceutical company that focuses on finished dosage injectable pharmaceuticals, active pharmaceutical ingredients, or APIs, and generic biopharmaceuticals.  We operate and manage our business on a geographic basis, which means that we consider our operating units to be the United States, Italy, Switzerland, Mexico, and Lithuania.

As competition increases from other generic pharmaceutical companies, our selling prices and related profit margins tend to decrease as these manufacturers gain regulatory approvals to market similar generic products and compete with lower prices. Thus, our future operating results are dependent on, among other factors, our ability to introduce new generic products before our competitors.

Recently Issued Accounting Standards.   In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 also requires prominent disclosure of the effects of stock-based employee compensation on reported net income and earnings per share in our annual and interim financial statements beginning after December 31, 2002. The adoption of the disclosure provisions of this Statement did not have an effect on our earnings or financial position. Management has not yet evaluated the effect of the alternative methods of transition used to account for stock-based compensation or whether the Company may adopt such a method.

In November 2002, the Emerging Issues Task Force issued EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” addressing the accounting for arrangements that may involve the delivery or performance of multiple products, services, and rights to use assets. This consensus applies to agreements entered into in fiscal periods beginning after June 15, 2003. We do not expect that adoption of this consensus will have a material effect on our earnings or financial position.

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

The acquisition of Rakepoll Holding B.V. caused a cumulative change in ownership of more than 50% within the three-year period ending on February 28, 1997. Pursuant to the Internal Revenue Code, annual use of our net operating losses and tax credit carryforwards is limited, and this limitation has been considered in our assessment of the future tax benefit attributable to such carryforwards.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

Earnings Summary.  Our net income applicable to common shares was $26.3 million, or $0.22 per share on a diluted basis, in the first quarter ended March 31, 2003 compared to net income applicable to common shares of $22.5 million, or $0.19 per share on a diluted basis, in the first quarter of 2002.

Net Revenues.  Our net revenues for the first quarter of 2003 increased 17% to $128.4 million from $109.6 million in the same quarter in 2002, as follows:

	2003	2002	Change	% Change

United States	$89,933	$71,162	$18,771	26%
Italy	20,923	20,520	403	2%
Mexico	15,564	16,905	(1,341)	(8)%
Lithuania	1,996	966	1,030	107%
	$128,416	$109,553	$18,863	17%

The 26% increase in U.S. net revenues was mainly attributable to increased sales of recently introduced oncology products, including vinorelbine and idarubicin. Net sales from propofol were approximately $36.8 million in the first quarter of 2003 as compared to $39.8 million in the first quarter of 2002. The modest decline in propofol revenue was primarily due to a shift in the mix of product sold in the current quarter relative to the prior year. Based on our most recently available information, Baxter’s estimated market share of total propofol units sold in the United States as reported by IMS Health was approximately 52% in each the first quarter of 2003, the fourth quarter of 2002, and the first quarter of 2002.

Net revenues from our Italian operations for the three months ended March 31, 2003 were relatively unchanged as compared to the same period in the prior year.

The 8% decline in net revenues in Mexico mainly reflected a continued reduction in sales to the Mexican government and a reduction in our Mexican API business. The decline was partially offset by increased finished dosage sales to the private sector and export markets.

The 107% increase in net revenues in Lithuania mainly reflected fulfillment of a one-time product supply contract with a significant customer.

Costs and Expenses.  Cost of sales for the three months ended March 31, 2003 was $59.1 million which yielded a product gross margin of 54%, compared to cost of sales of $51.2 million for the same period in the prior year, which yielded a product gross margin of 53%. The higher gross margin percentage was mainly due to improved product mix of finished dosage products sold by our U.S. operations.

Research and development expenses for the three months ended March 31, 2003 were $7.5 million compared to $5.0 million for the same period in 2002, or 6% and 5% of net revenues, respectively. The increase in research and development expenses was due mainly to higher new product development expenses at our U.S. and Lithuanian operations.

Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were $17.2 million and $14.5 million, respectively, or 13% of net revenues for each respective quarter. The increase primarily reflected higher insurance and other administrative expenses at our U.S. operations.

Amortization of intangibles was $0.9 million for the three months ended March 31, 2003 and for the same period in the prior year.

We recorded an impairment charge of $1.2 million in the first quarter of 2002 to write-down the carrying value of long lived assets of Diaspa S.p.A (“Diaspa”), a business unit within the Company’s Italian operations.

Net interest and other expense decreased to $0.2 million for the three months ended March 31, 2003 from $0.5 million for the same period in the prior year. The main components of net interest and other expense were $0.9 million in exchange losses, other tax expense, offset by approximately $1.2 million in net interest income on invested cash for the three months ended March 31, 2003, compared to exchange losses of $0.6 million, other tax expense, offset by net interest income of $0.9 million for the three months ended March 31, 2002.

Income Tax Expense. Our provision for income taxes increased to $17.2 million in the first quarter of 2003 from $13.1 million in the first quarter of 2002. Our effective tax rate for the first quarter of 2003 increased to approximately 39% from approximately 36% in the first quarter of 2002. The increase is primarily due to proportionately higher earnings in the U.S. operations for the first quarter of 2003 as compared to the first quarter of 2002 as well as increased research and development expense in Lithuania for which we obtain no tax benefit.

Dividends on Preferred Stock. We had no dividend expense in the first quarter of 2003 as we redeemed all 1,600,000 shares of our $3.75 preferred stock in January and February 2002 in exchange for $64.4 million in cash, including dividends, and 1,100,000 shares of our common stock.

Summary of Critical Accounting Policies and Estimates

Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Our significant accounting policies include:

•                  Revenue recognition. Revenues from product sales are recognized upon transfer of title and risk of loss, which generally occurs upon shipment of product, satisfactory evaluation of trade conditions, and final determination that all contractual obligations related to the earnings process are satisfied. We estimate and record sales deductions that arise due to wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. Additionally, we establish reserves to reduce revenues recorded for estimated product returns at the time of sale based on historical trends and at any time that such returns become evident. Reserves for potential price reductions for inventory in the hands of distributors and wholesalers are established when such amounts are deemed to be probable and estimable. We also monitor inventory levels maintained by wholesalers in determining appropriate revenue recognition.

We recognize contract revenues for contracts under which we are reimbursed for research and development efforts in accordance with the terms of the agreement and as related expenses are incurred. Amounts recorded as revenues are not dependent upon the success of the research efforts. We recognize nonrefundable license fees and milestone revenue from business partners over the term of the associated agreement unless the fee or milestone is in exchange for products delivered or services performed that represent the culmination of a separate earnings process.

•                  Accounts Receivable. We estimate allowances for potential credit losses based on specific identification of collection risk and past trends. Our losses have historically been within our expectations. We generate a significant amount of our revenue and corresponding accounts receivable from sales to a single customer, Baxter. If Baxter experiences significant adverse conditions in its operations, it may not be able to meet its ongoing financial obligations for prior sales or complete the purchase of additional products under the terms of our existing sales agreements. These events could have a material adverse impact on our financial results. Outstanding accounts receivable from Baxter were approximately $32.7 million as of March 31, 2003 and $27.9 million at December 31, 2002.

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

•                  Impairment. We analyze our goodwill for impairment using a fair value approach each October 1, or whenever events or circumstances indicate there could be impairment. Significant estimates regarding the valuation include a forecast of expected cash flows and terminal value, a risk-adjusted discount rate, and evaluation of an appropriate product forecasting life cycle. These factors, assumptions, and changes in them could result in an impairment of goodwill in the future. We last updated our goodwill impairment test as of October 1, 2002 for changes in our forecasted cash flows, and determined that there continued to be no goodwill impairment.

Liquidity and Capital Resources

As of March 31, 2003, we had cash and cash equivalents of $158.4 million and working capital of $310.4 million compared to $169.9 million and $267.1 million, respectively, as of December 31, 2002.

The overall decrease in cash in the first three months of 2003 resulted from our generation of $13.8 million in cash from operations and $4.2 million in cash from financing activities, offset by the use of $29.7 million in investing activities. A significant use of operating cash flow during the first quarter was the payment of approximately $14 million in estimated U.S. federal and state income taxes. The Company expects to pay substantially higher taxes throughout the remainder of the year as compared to the prior year as certain tax benefits utilized by the Company prior to the current year have been largely exhausted.

We invested approximately $4.3 million in property and equipment during the three months ended March 31, 2003, as compared to $6.3 million during the same period in the prior year. Additionally, we purchased approximately $24.3 million of highly liquid, short and long-term securities, within our investment portfolio.

We realized approximately $4.2 million in cash flow from financing activities during the first quarter of 2003, of which approximately $3.1 million was attributable to a net increase in borrowing and approximately $1.1 million related to proceeds received from the issuance of common stock and warrants.

Factors that May Affect Future Financial Condition and Liquidity

We expect to incur additional costs, including development, manufacturing and marketing costs, to support sales of existing products and anticipated launches of new products during the year. Planned spending on worldwide product development and marketing activities for 2003 is estimated to be approximately $63 million. We also plan to invest approximately $35 million during 2003 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flow from operations and new operating lease arrangements. We also expect to continue to fund SICOR Biotech UAB's cash requirements, which include approximately $8 to $10 million forecasted through the next twelve months. In April 2003, we reduced SICOR Biotech UAB’s long-term debt by approximately $25.0 million with existing cash reserves. In conjunction with this transaction, we were able to release a compensating balance of approximately $14.4 million held in favor of this debt.

We expect that our operating cash flows, our current cash and cash equivalents and short-term investments of $227.6 million as of March 31, 2003, and commitments from third parties will enable us to maintain our current and planned operations. To fund our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. However, there is no assurance that financing may be available on acceptable terms, or at all.

ITEM 3:                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk.  At March 31, 2003, we had cash, cash equivalents, and investments of approximately $343.0 million, which included long-term investments of $115.4 million.  Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at March 31, 2003 would cause the fair market value of our cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income.  Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates were to increase, we would incur higher relative interest expense and similarly, a decrease in the rates would reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

Foreign Currency Exchange Rate Risk.  We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. dollar put/euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. In January 2003, Sicor S.p.A. entered into eight monthly U.S. dollar put/euro call options, ranging in face value from $0.5 million to $1.0 million, at a strike price of 1.02 euro per U.S. $1.00, exercisable at the end of each month starting in February 2003. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. Through April 30, 2003, Sicor S.p.A. had exercised three call options, resulting in a net foreign exchange gain of approximately $43 thousand, after contract costs of $111 thousand.

ITEM 4:                       CONTROLS AND PROCEDURES

 Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us that is required to be included in our periodic SEC filings.

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

In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 32% and 42% of our consolidated net revenues during each of the three months ended March 31, 2003 and March 31, 2002, and 37%, and 34% of our consolidated net revenues for the years ended 2002 and 2001, respectively.  Included in SICOR’s revenue from Baxter were sales of propofol, which accounted for 29% and 36% of our consolidated net revenues for the three months ended March 31, 2003 and 2002, respectively.  We believe that sales of this product will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on revenues. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

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

Our future results of operations depend, to a significant extent, on our ability to successfully develop and commercialize new generic versions of branded and off-patent pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and must meet regulatory standards and receive requisite regulatory approvals. Products currently in development by us may or may not receive the regulatory approvals necessary for marketing. Our future growth in the biopharmaceuticals sector is dependent on, among other things, accessible and cost effective pathways to regulatory approval of generic biologics which currently do not exist in the United States and the majority of the European countries. If any of our products, if and when acquired or developed and approved, cannot be successfully commercialized in a timely manner, our operating results could be adversely affected. Delays or unanticipated costs in any part of the process or our failure to obtain regulatory approval for our products, including failure to maintain our manufacturing facilities in compliance with all applicable regulatory requirements, could adversely affect us.

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

While we attempt to use our own APIs when possible, we depend on third party manufacturers for bulk raw materials for many of our products. These raw materials are generally available from a limited number of sources, and many of our raw materials are available only from foreign sources. In addition, our operations use sole sources of supply for a number of raw materials used in manufacturing our products and packaging components. Any curtailment in the availability of these raw materials could result in production or other delays, and, in the case of products for which only one raw material supplier exists, could result in a material loss of sales, with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays, higher raw material costs and loss of sales and customers. Furthermore, our arrangements with foreign raw materials suppliers are subject to, among other things, customs and other government clearances, duties and regulation by the countries of origin, in addition to the regulatory approval of the agencies responsible for certifying the API manufacturing facilities and regulating the sale of finished dosage pharmaceutical products, such as the FDA, the European Agency for the Evaluation of Medicinal Products (“EMEA”), and the United Kingdom Medicines Control Agency (“MCA”). Any significant interruption of our supply could have a material adverse effect on us.

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

In addition, when seeking regulatory approval for our products, we may be required to certify to the FDA that these products do not infringe upon third party patent rights, or that such patent rights are invalid. Filing such a certification against a patent, commonly known as a Paragraph IV certification, gives the patent holder the right to bring a patent infringement lawsuit against us. Brand name pharmaceutical companies regularly institute these suits, and we expect them to continue these tactics since it is a cost-effective way to delay generic competition. A lawsuit may delay regulatory approval by the FDA until the earlier of the resolution of the claim or 30 months from the patent holder’s receipt of notice of certification. A claim of infringement and the resulting delay could result in additional expenses and even prevent us from manufacturing and selling some of our products.

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

Our facilities, manufacturing procedures and operations and the procedures we use in testing our products are also subject to regulation by the FDA and other authorities, who conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with current Good Manufacturing Processes (“cGMP”) and other FDA regulations. Following these inspections, the FDA may issue notices on Form 483, listing conditions that the FDA inspectors believe may violate cGMP or other FDA regulations, and warning letters that could cause us to modify certain activities identified during the inspection.

Failure to comply with FDA or other U.S. governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA’s review of our Abbreviated New Drug Applications (“ANDAs”), or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Some of our vendors are subject to similar regulations and periodic inspections.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs.  These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and six of the actions in which we are a defendant have been consolidated to the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents our estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

For the three months ended March 31, 2003, 30% of our total revenues were derived from our operations outside the United States, and 29% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

For the three months ended March 31, 2003, 12% of our total revenues were derived from our Mexican operations, and 9% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which may not continue in the future. There can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico’s political, social or economic situation may adversely affect our operations in Mexico.

For the three months ended March 31, 2003, sales to the government of Mexico accounted for 6% of our total revenue. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

Sales to the government of Mexico accounted for 6% and 9% of our total revenues during each of the three months ended March 31, 2003 and March 31, 2002, and 7%, and 9% of our total revenues for the years ended 2002 and 2001, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.  The Mexican government has significantly reduced its hospital budget over the last several years and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

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

The merger of two companies involves the integration of two businesses that have previously operated independently. Difficulties encountered in integrating two businesses could have a material adverse effect on the operating results or financial condition of the combined company’s business. As a result of uncertainty following a merger and during the integration process, we could experience disruption in our business or employee base. There is also a risk that key employees of a merged company may seek employment elsewhere, including with competitors, or that valued employees may be lost upon the elimination of duplicate functions. If we and our merger partner are not able to successfully blend our products and technologies to create the advantages the merger is intended to create, it may affect our results of operations, our ability to develop and introduce new products and the market price of our common stock. Furthermore, there may be overlap between our products or customers, and a merged company may create conflicts in relationships or other commitments detrimental to the integrated businesses.

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

On July 29, 2002 The Federal Trade Commission, or FTC, issued a report entitled “Generic Drug

Entry Prior to Patent Expiration” which addressed, among other things, the use of agreements between brand name and generic drug manufacturers and other strategies used to delay competition from generic versions of patent-protected drugs. The report recommended legislation requiring brand name companies and first generic applicants to provide copies of certain agreements to the FTC, and also recommended the codification or clarification of certain court decisions concerning the 180-day exclusivity period applicable to first generic applicants.  These recommendations, if adopted, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with brand name pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. While we have not entered into any of these types of agreements, we cannot assure you that we will not do so in the future. The impact of the FTC’s report, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on our business.

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

In addition, as a manufacturer of APIs, we supply other pharmaceutical companies with APIs, which are contained in finished dosage pharmaceutical products. Our ability to avoid significant product liability exposure depends in part upon our ability to negotiate appropriate commercial terms and conditions with our customers and our customers’ manufacturing, quality control and quality assurance practices. We may not be able to negotiate satisfactory terms and conditions with our customers.

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

Risks Related to Our Common Stock

An existing stockholder owns approximately 18.6% of our common stock, which may allow him to influence stockholder votes.

Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 18.6% of our outstanding shares of common stock. In addition, pursuant to a shareholder’s agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors (one of whom, however, must be an independent director), who in turn are entitled to nominate, jointly with two of our management directors (one of whom must be an independent director), five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $13.04 per share and $19.96 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

These and similar factors have had, and could in the future have, a significant impact on the market price of our common stock. Some companies that have had volatile market prices for their securities have been subject to securities class action suits filed against them. If a suit were to be filed against us, regardless of the outcome or the merits of the action, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on us.

The market price of our common stock may drop significantly when our existing stockholders sell their stock.

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  As of March 31, 2003, we had 117,760,953 shares of common stock outstanding. Mr. Salvi, who beneficially owns 21,765,472 shares of our common stock, may sell his shares in the public market at any time, subject to certain exceptions, as well as applicable limitations under Rule 144. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitle it to have 21,000,000 of the 21,765,472 shares of common stock registered pursuant to separate registration statements. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144. In addition, we have entered into registration rights agreements with some of our existing stockholders that entitle them to have 323,052 shares of common stock registered for sale in the public market.

We have entered into an agreement with Sankyo Company, Ltd., pursuant to which Sankyo may exchange 170,388 shares of its 340,776 shares of Series A Preferred Stock issued by Metabasis Therapeutics, Inc., into shares of our common stock within 30 days after January 10 of each of the years 2004 and 2005. The number of shares of our common stock exchangeable for the Metabasis preferred stock is determined pursuant to a formula based on the number of shares of Metabasis preferred stock being exchanged multiplied by a fraction, the numerator of which is $7.09 and the denominator of which is the average closing price of our common stock for a 20 trading day period prior to the date of Sankyo’s notice of exercise. It is not possible to determine the exact exchange ratio until Sankyo exercises its exchange right since the formula is partially based on the price trading levels of our common stock. We are obligated to register our shares of common stock issued on exchange of the Metabasis preferred stock as soon as practicable following the exchange.

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

PART II:   OTHER INFORMATION

ITEM 1:                                                    LEGAL PROCEEDINGS

On March 7, 2002, Terry Klein, who alleges that she is acting to recover money on behalf of our company, filed an action in the U.S. District Court for the Southern District of New York, against Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us.  On January 16, 2003, Klein amended the complaint to add Michael Cannon as a defendant. Plaintiff alleges that all of the defendants other than our company constitute a group for purposes of section 16(b) of the Securities Exchange Act of 1934, and engaged in the purchase and sale of securities of the Company within six months and realized a profit which should be paid over to us.  Bio-Rakepoll N.V. did acquire 1.5 million shares of our common stock (150,000 of which were held in escrow) in July 2001 as a result of our acquisition of Gatio Investments B.V. and Biotechna U.A.B. (since renamed SICOR Biotech U.A.B.), and Rakepoll Finance N.V. sold more than that number of shares of our common stock as part of a public offering in October 2001, but the defendants deny that any profit was made on such purchase and sale, and filed an answer denying liability.  Accordingly, we do not seek to realize any recovery from the other defendants in this action, and expect to bear certain of the costs of the defense directly.  We also expect to bear certain of Mr. Salvi’s and Mr. Cannon’s costs of defense under directors and officers’ indemnity obligations to Mr. Salvi, a director of our company, and Mr. Cannon, a director and officer of our company, subject to reimbursement of our company by Mr. Salvi and Mr. Cannon if a court determines there was a violation of section 16(b), and further subject to our potential reimbursement rights under certain insurance held by us.  The matter has not yet been set for trial.

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are a defendant in seven purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments under the Medicare program or other insurance plans and programs.  These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and six of the actions in which we are a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description of Document

99.1	Section 1350 certification
99.2	Section 1350 certification

(b)	Reports on Form 8-K during the first quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 14, 2003	By:	/s/ Marvin Samson
Marvin Samson, President and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ Jack E. Stover
Jack E. Stover, Executive Vice President, Finance, Chief Financial Officer and Treasurer

Date:	May 14, 2003	By:	/s/ David C. Dreyer
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Jack E. Stover
Jack E. Stover
Executive Vice President, Finance, Chief Financial Officer and Treasurer