Form 10-Q
period 2003-06-30
SICOR INC
filed 2003-08-12
CIK 807873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	118,961,690
Class	Outstanding at June 30, 2003

SICOR Inc.

SICOR Inc.

Part I – FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands except par value data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,871	$169,914
Short-term investments	95,040	29,909
Accounts receivable, net	81,089	84,707
Inventories, net	91,509	75,870
Deferred income tax assets	20,220	20,161
Other current assets	21,779	19,659
Total current assets	473,508	400,220

Property and equipment, net	199,091	186,616
Long-term investments	99,731	130,416
Goodwill	69,640	69,640
Intangibles, net	42,620	41,382
Other noncurrent assets	22,163	35,104
	$906,753	$863,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,919	$41,272
Accrued payroll and related expenses	10,098	10,546
Other accrued liabilities	40,026	44,851
Short-term borrowings	29,421	29,356
Current portion of long-term debt	4,327	6,618
Current portion of capital lease obligations	280	478
Total current liabilities	124,071	133,121

Other long-term liabilities	5,582	6,254
Long-term debt, less current portion	7,152	23,933
Long-term capital lease obligations, less current portion	33	85
Deferred income tax liabilities	14,093	14,535
Total liabilities	150,931	177,928

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 250,000 shares authorized, 118,962 and 117,470 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	1,190	1,175
Additional paid-in capital	799,106	788,224
Deferred compensation	(549)	(855)
Accumulated deficit	(50,818)	(105,173)
Accumulated other comprehensive income	6,893	2,079
Total stockholders’ equity	755,822	685,450
	$906,753	$863,378

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net product sales	$133,583	$111,921	$261,999	$221,474

Costs and expenses:
Cost of sales	60,288	46,786	119,352	98,025
Research and development	8,217	5,548	15,705	10,506
Selling, general and administrative	19,392	17,549	36,556	32,073
Amortization	1,073	942	2,025	1,884
Write-down of long-lived assets	—	—	—	1,229
Interest and other, net	244	(615)	477	(117)
Total costs and expenses	89,214	70,210	174,115	143,600

Income before income taxes	44,369	41,711	87,884	77,874
Provision for income taxes	(16,356)	(15,208)	(33,529)	(28,338)
Net income	28,013	26,503	54,355	49,536
Dividends on preferred stock	—	—	—	(580)
Net income applicable to common shares	$28,013	$26,503	$54,355	$48,956

Net income per share:
- Basic	$0.24	$0.23	$0.46	$0.42
- Diluted	$0.23	$0.22	$0.45	$0.41

Shares used in calculating per share amounts:
- Basic	118,372	116,004	118,020	115,768
- Diluted	121,458	120,313	120,916	119,983

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income	$54,355	$49,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,561	9,520
Amortization	2,025	1,884
Amortization of premium on investments	920	138
Deferred income taxes	(1,001)	(3,197)
Stock-based compensation	306	399
Write-down of long-lived assets	—	1,229
Change in operating assets and liabilities:
Accounts receivable	5,273	5,687
Inventories	(13,502)	(19,805)
Other current and noncurrent assets	3,402	5,543
Accounts payable and other	(13,025)	12,901
Net cash provided by operating activities	50,314	63,835

Cash flows from investing activities:
Proceeds from sales and maturities of available-for-sale investments	—	82,769
Purchases of available-for-sale investments	—	(19,124)
Proceeds from sales and maturities of held-to-maturity investments	36,025	1,594
Purchases of held-to-maturity investments	(71,391)	(55,110)
Purchases of property and equipment	(19,104)	(15,518)
Decrease in compensating balance and other	9,373	2,861
Net cash used in investing activities	(45,097)	(2,528)

Cash flows from financing activities:
Redemption of preferred stock	—	(63,832)
Cash dividends on preferred stock	—	(580)
Issuance of common stock and warrants, net	10,166	3,173
Change in short-term borrowings	(2,219)	7,561
Issuance of long-term debt and capital lease obligations, net	—	991
Principal payments on long-term debt and capital lease obligations	(20,432)	(3,972)
Net cash used in financing activities	(12,485)	(56,659)

Effect of exchange rate changes on cash	1,225	1,783
(Decrease) increase in cash and cash equivalents	(6,043)	6,431
Cash and cash equivalents at beginning of period	169,914	226,568
Cash and cash equivalents at end of period	$163,871	$232,999

See accompanying notes.

SICOR Inc.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

Organization

SICOR Inc. (“SICOR” or the “Company”) is a specialty pharmaceutical company with operations located in the United States, Italy, Switzerland, Mexico, and Lithuania. SICOR was incorporated on November 17, 1986 in the state of Delaware and is headquartered in Irvine, California.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Affiliated companies in which the Company does not have a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows, have been made.  The results of operations and cash flows for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

2.                                      Stock-Based Compensation

At June 30, 2003, the Company has three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. For options granted under those plans that had an exercise price equal to the market value of the underlying commons stock on the date of the grant, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 “Accounting for Stock-Based Compensation” (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income, as reported	$28,013	$26,503	$54,355	$48,956

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	153	162	306	399

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,136)	(1,768)	(4,061)	(3,303)

Pro forma net income	$26,030	$24,897	$50,600	$46,052

Basic net income per share:
As reported	$0.24	$0.23	$0.46	$0.42
Pro forma	$0.22	$0.21	$0.43	$0.40
Diluted net income per share:
As reported	$0.23	$0.22	$0.45	$0.41
Pro forma	$0.21	$0.21	$0.42	$0.38

3.                                      Inventories

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$30,042	$29,745
Work-in-process	19,099	18,434
Finished goods	47,692	31,381
	96,833	79,560
Less reserve for excess and obsolescence	(5,324)	(3,690)
	$91,509	$75,870

4.                                      Intangible Assets

The following table reflects the components of intangible assets (in thousands):

	June 30, 2003		December 31, 2002
	Gross Amount	Amortization	Gross Amount	Amortization

Acquired technology	$53,894	$(18,567)	$53,894	$(16,800)
Trademarks	4,634	(981)	4,625	(901)
Acquired rights	3,000	(100)	—	—
Licensed technology rights and other	1,897	(1,157)	1,567	(1,003)
Total	$63,425	$(20,805)	$60,086	$(18,704)

The estimated amortization expense for 2003 is approximately $4.2 million and for each of the five succeeding years ending December 31 is as follows (in thousands):

2004	$4,525
2005	4,628
2006	4,561
2007	4,568
2008	4,146

5.                                      Earnings Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable upon exercise of stock options outstanding, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income applicable to common shares	$28,013	$26,503	$54,355	$48,956

Denominator:
Weighted average common shares - basic	118,372	116,004	118,020	115,768
Dilutive securities:
Stock options	2,498	2,700	2,212	2,608
Warrants	462	1,299	518	1,281
Conversion options	126	310	166	326
Weighted average common shares - diluted	121,458	120,313	120,916	119,983

Earnings per share - basic	$0.24	$0.23	$0.46	$0.42
Earnings per share - diluted	$0.23	$0.22	$0.45	$0.41

6.                                      Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income applicable to common shares	$28,013	$26,503	$54,355	$48,956

Comprehensive adjustments:
Unrealized loss on available-for-sale investments	—	—	—	(234)
Foreign currency translation gain	2,879	3,686	4,814	3,684
Comprehensive income	$30,892	$30,189	$59,169	$52,406

7.                                      Write-Down of Long-Lived Assets

In the first quarter of 2002, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the long-lived assets of Diaspa S.p.A. (“Diaspa”), a business unit within the Company’s Italian operations. On April 4, 2002, Diaspa was sold to an outside party.

Diaspa’s net sales included in the Company’s consolidated results of operations were $0.0 million for the three months ended June 30, 2002 and $3.5 million for the six months ended June 30, 2002. There are no sales attributable to Diaspa in 2003 as the business unit was sold in April 2002.

8.                                      Preferred Stock Redemption

During January and February 2002, the Company purchased or redeemed all 1.6 million shares of its outstanding $3.75 convertible exchangeable preferred stock through several transactions in exchange for $64.4 million in cash, including dividends, and 1.1 million shares of common stock.

9.                                      Segment and Geographic Information

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes reporting standards for a company’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. The Company operates predominantly in one industry segment, the development, manufacture and marketing of generic injectable pharmaceuticals and the production of specialty active pharmaceutical ingredients and generic biopharmaceuticals. The Company evaluates its performance based on operating earnings of the respective business units primarily by geographic area. The five main business units that correspond to each geographic area are as follows: (i) United States: SICOR, SICOR Pharmaceuticals, Inc. (formerly known as Gensia Sicor Pharmaceuticals, Inc.), and Genchem Pharma Ltd.; (ii) Italy: SICOR-Società Italiana Corticosteroidi S.p.A. and Diaspa (through April 4, 2002); (iii) Switzerland: SICOR Europe SA; (iv) Mexico: Lemery, S.A. de C.V., Sicor de México, S.A. de C.V, and Sicor de Latinoamérica, S.A. de C.V.; and (v) Lithuania: SICOR Biotech UAB and Gatio Investments B.V. Intergeographic sales are accounted for at prices that approximate arm’s length transactions.

Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net product sales from unaffiliated customers:
United States	$91,593	$80,156	$181,527	$151,318
Italy	20,465	16,130	41,388	36,650
Mexico	20,719	15,026	36,283	31,931
Lithuania	806	609	2,801	1,575
	$133,583	$111,921	$261,999	$221,474

Net product sales data:
Propofol	$35,292	$26,516	$72,653	$67,198
Other finished dosage	70,424	63,683	131,975	106,137
Total finished dosage	105,716	90,199	204,628	173,335
Active pharmaceutical ingredients	27,007	21,113	54,515	46,564
Generic biopharmaceuticals	860	609	2,856	1,575
	$133,583	$111,921	$261,999	$221,474

Intergeographic sales:
United States	$197	$608	$387	$726
Italy	6,252	5,661	12,978	10,773
Switzerland	821	—	1,750	—
Mexico	178	330	376	403
Lithuania	3	—	124	—
	$7,451	$6,599	$15,615	$11,902

Income (loss) before income taxes:
United States	$39,664	$35,575	$79,977	$65,676
Italy	5,147	3,550	10,196	7,617
Switzerland	(16)	—	219	—
Mexico	1,813	332	1,941	2,688
Lithuania	(1,760)	(621)	(2,468)	(1,197)
Other	(171)	(39)	(171)	(51)
Eliminations and adjustments	(308)	2,914	(1,810)	3,141
	$44,369	$41,711	$87,884	$77,874

	June 30, 2003	December 31, 2002
Total assets:
United States	$780,753	$728,900
Italy	131,421	120,101
Switzerland	1,674	—
Mexico	105,955	101,393
Lithuania	38,458	33,346
Other	6	178
Eliminations and adjustments	(151,514)	(120,540)
	$906,753	$863,378

	June 30, 2003	December 31, 2002
Long-lived assets (property and equipment, net):
United States	$75,245	$70,547
Italy	63,609	57,076
Switzerland	236	—
Mexico	34,922	35,917
Lithuania	25,089	23,076
Eliminations and adjustments	(10)	—
	$199,091	$186,616

Baxter Healthcare Corporation (“Baxter”), a marketer and distributor for propofol as well as several other products sold in United States, accounted for 28% and 30% of net product sales for the three months ended June 30, 2003 and 2002, respectively, and 30% and 36% of net product sales for the six months ended June 30, 2003 and 2002, respectively. Net sales of propofol, of which the majority is marketed and distributed by Baxter in the United States, accounted for 26% and 24% of net product sales for the three months ended June 30, 2003 and 2002, respectively, and 28% and 30% of net product sales for the six months ended June 30, 2003 and 2002, respectively.

10.                               Contingencies

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is a named as a defendant in eight purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments and certain other payments under the Medicare program or other insurance plans and programs, and in two actions brought by the attorneys general of Nevada and Montana to recover on similar theories for payments made by those states and persons or entities within those states, pursuant to Medicaid programs or otherwise. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and nine of the actions in which the Company is named as a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company’s pricing policies or other actions that might have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

11.                               Subsequent Event

In July 2003, a tentative settlement agreement was reached between Terry Klein, a shareholder who brought an action under Section 16(b) of the Securities Exchange Act of 1934 alleging that she is acting to recover money on behalf of our company, and Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us.  The proposed settlement is currently awaiting approval by the U.S. District Court for the Southern District of New York. If approved by the Court, the Company would receive a cash settlement that would be recorded, net of related taxes and legal fees, as a reduction to goodwill in SICOR Biotech U.A.B.

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

You should read and interpret any forward-looking statements together with the following documents:

•                  our most recent Annual Report on Form 10-K

•                  our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. The operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

In November 2002, the Emerging Issues Task Force issued EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” addressing the accounting for arrangements that may involve the delivery or performance of multiple products, services, and rights to use assets. This consensus applies to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this consensus did not have a material effect on our earnings or financial position.

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

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

Earnings Summary.  Our net income applicable to common shares was $28.0 million, or $0.23 per share on a diluted basis, in the second quarter ended June 30, 2003 compared to net income applicable to common shares of $26.5 million, or $0.22 per share on a diluted basis, in the second quarter of 2002.

Net Product Sales.  Our net sales for the second quarter of 2003 increased 19% to $133.6 million from $111.9 million in the same quarter in 2002, as follows:

	Three months ended June 30,
	2003	2002	Change	% Change

United States	$91,593	$80,156	$11,437	14%
Italy	20,465	16,130	4,335	27%
Mexico	20,719	15,026	5,693	38%
Lithuania	806	609	197	32%
	$133,583	$111,921	$21,662	19%

The 14% increase in U.S. net sales was mainly attributable to sales of vinorelbine, which was introduced during the first quarter of 2003, partially offset by $3.7 million relating to the resolution of outstanding rebates with a national wholesaler and a product recall that arose in the second quarter of 2003. Sales from propofol accounted for approximately 26% of overall net product sales in the second quarter of 2003 as compared to 24% of overall product sales in the second quarter of 2002. Based on our most recently available information, Baxter’s estimated market share of total propofol units sold in the United States as reported by IMS Health was approximately 52% in the second quarter of 2003, and 49% in the second quarter of 2002. The increase in net sales from our foreign operations reflected mainly higher sales volume of existing products, including a favorable currency effect of $1.8 million.

Costs and Expenses.  Cost of sales for the three months ended June 30, 2003 was $60.3 million, which yielded a product gross margin of 55%, compared to cost of sales of $46.8 million for the same period in the prior year, which yielded a product gross margin of 58%. The lower gross margin percentage was mainly due to changes in product mix and the timing of new product introductions.

Research and development expenses for the three months ended June 30, 2003 were $8.2 million compared to $5.5 million for the same period in 2002, or 6% and 5% of net sales, respectively. The increase was mainly due to higher product development expenses in our Lithuanian biopharmaceutical operations.

Selling, general and administrative expenses for the three months ended June 30, 2003 and 2002 were $19.4 million and $17.5 million, respectively, or 15% and 16% of net sales, respectively. The increase primarily reflected the ramp-up of the sales organization at our U.S. operations.

Net interest and other was approximately $0.2 million of expenses for the three months ended June 30, 2003 as compared to $0.6 million of other income for the same period in the prior year. The increase in expense in 2003 was mainly due to the collection of approximately $0.8 million in the prior year for a property loss claim at our U.S. operations.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Earnings Summary.  Our net income applicable to common shares was $54.4 million, or $0.45 per share on a diluted basis, for the six months ended June 30, 2003 compared to net income applicable to common shares of $49.0 million, or $0.41 per share on a diluted basis, for the same period in the prior year.

Net Product Sales.  Our net sales for the six months ended June 30, 2003 increased 18% to $262.0 million from $221.5 million in the same quarter in 2002, as follows:

	Six months ended June 30,
	2003	2002	Change	% Change

United States	$181,527	$151,318	$30,209	20%
Italy	41,388	36,650	4,738	13%
Mexico	36,283	31,931	4,352	14%
Lithuania	2,801	1,575	1,226	78%
	$261,999	$221,474	$40,525	18%

The 18% increase in U.S. net sales was mainly attributable to increased sales of vinorelbine, which was introduced during the first quarter of this year.  Sales from propofol accounted for approximately 28% of overall net product sales in the first six months of 2003 as compared to 30% of overall product sales in the in the first six months of 2002. The increase in net sales from our foreign operations reflected mainly higher sales volume of existing products, including a favorable currency effect of $3.0 million.

Costs and Expenses.  Cost of sales for the six months ended June 30, 2003 was $119.4 million, which yielded a product gross margin of 54%, compared to cost of sales of $98.0 million for the same period in the prior year, which yielded a product gross margin of 56%. The lower gross margin percentage was mainly due to changes in product mix and the timing of new product introductions.

Research and development expenses for the six months ended June 30, 2003 were $15.7 million compared to $10.5 million for the same period in 2002, or 6% and 5% of net sales, respectively. The increase reflected primarily higher product development expenses in our Lithuanian biopharmaceutical and U.S. finished dosage operations in 2003, which accounted for approximately $2.6 million and $1.9 million of the increase, respectively.

Selling, general and administrative expenses for the six months ended June 30, 2003 and 2002 were $36.6 million and $32.1 million, respectively, or 14% and 14% of net sales, respectively. The increase primarily reflected the ramp-up of the sales organization at our U.S. operations.

Net interest and other was approximately $0.5 million of expenses for the six months ended June 30, 2003 as compared to $0.1 million of other income for the same period in 2002. The change included an increase in other expense of approximately $1.2 million due in part to the collection of an approximately $0.8 million property loss claim at our U.S. operations in the prior year, partially offset by an increase in net interest income of approximately $1.0 million in 2003.

Income Tax Expense. Our provision for income taxes increased to $33.5 million for the six months ended June 30, 2003 from $28.3 million for the six months ended June 30, 2002, due mainly to higher earnings and a shift in income to higher taxed jurisdictions.

Dividends on Preferred Stock. We had no dividend expense in the first half of 2003 as compared to $0.6 million in the first half of 2002, as we redeemed all 1,600,000 shares of our $3.75 preferred stock in January and February 2002 in exchange for $64.4 million in cash, including dividends, and 1,100,000 shares of our common stock.

Summary of Critical Accounting Policies and Estimates

Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying those policies, our management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. We have discussed the development, selection and disclosure of important accounting policies and estimates with our Audit Committee.

•                  Revenue recognition. Our judgment is required in estimating amounts of excess channel inventory. Excess channel inventory exists when our wholesaler customers’ inventory of our product exceeds its estimate of demand for our products at the end user level, after considering factors such as product shelf life and market for the product. We monitor the quantity of our products in the distribution channel by reconciling quantities we sell through the distribution channel with quantities actually purchased by end users, considering market demand for our products and shelf life, and obtaining information from our wholesaler customers to evaluate the levels of channel inventory at customer locations. We will defer recognition of revenue if we determine that there is material excess channel inventory for our products. We did not record deferred revenue during the period ended June 30, 2003 because the level of channel inventory for our products was estimated to be reasonable.

We routinely evaluate our reserves against net product sales for estimated product returns and other contractual liabilities. We estimate product returns at the time of sale based on historical trends and at any time that such returns become evident. Our historical returns have been relatively low. Other reserves are generally governed by contractual agreements, including wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. We reduced net product sales for these reserves by $34.1 million and $21.1 million for the three months ended June 30, 2003 and 2002, respectively, and $60.2 million and $31.4 million for the six months ended June 30, 2003 and 2002, respectively.

•                  Inventories. Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. We estimate reserves for excess and obsolete inventories based on inventory levels on-hand, future purchase commitments, and current product demand. If an estimate of future product demand suggests that inventory levels are excessive, then increases to the reserves would be required.  Our inventory reserves have increased from $5.3 million at June 30, 2003 from $3.7 million at December 31, 2002. This increase is consistent with the growth of our overall inventory levels, and there have not been any unusual adjustments made to our inventory reserves in recent periods.

•                  Deferred Tax Assets. Our judgment is required in determining whether it is appropriate to reduce the valuation allowance associated with the deferred tax assets. Our analysis is based upon estimates of future taxable income, projections utilized in our internal forecasts, our recent earnings history, and the implementation of our tax planning strategies. As of December 31, 2002, we had approximately $65.2 million of deferred tax assets, related principally to domestic federal and California net operating loss carryforwards, research and development tax credit carryforwards and other temporary differences relating primarily to accounting reserves established for items that are not currently tax deductible. As of December 31, 2002, we had a valuation allowance of approximately $19.4 million for certain of the tax loss carryforwards and credits.

•                  Impairment. We analyze our goodwill for impairment using a fair value approach each October 1, or whenever events or circumstances indicate there could be impairment. Significant estimates regarding the valuation include a forecast of expected cash flows and terminal value, a risk-adjusted discount rate, and evaluation of an appropriate product forecasting life cycle. These factors, assumptions, and changes in them could result in an impairment of goodwill in the future. Our goodwill at June 30, 2003, was $69.6 million, of which $57.7 million relates to the overall enterprise and $11.9 million relates to our investment in SICOR Biotech UAB. The future benefit of our goodwill largely depends on the continued success of our core products and on attainment of future cash flows from products still under development.

Liquidity and Capital Resources

As of June 30, 2003, we had cash and cash equivalents of $163.9 million and working capital of $349.4 million compared to $169.9 million and $267.1 million, respectively, as of December 31, 2002.

The overall decrease in cash and equivalents in the first half of 2003 resulted from our generation of $50.3 million in cash from operations, partially offset by the use of $45.1 million in cash from investing activities and $12.5 million in financing activities. A significant use of operating cash flow during the six months ended June 30, 2003 was the payment of approximately $37 million in estimated U.S. federal and state income taxes. We expect to pay substantially higher estimated taxes in 2003 as compared to 2002 as certain tax benefits utilized by us in prior years are subject to limitation. Additionally, we used $13.5 million of net operating cash for inventory during the first half of 2003, of which Italy and the U.S. accounted for 47% and 45% of net purchases, respectively. The number of days in our inventory at June 30, 2003 was 138 as compared to 132 at December 31, 2002. The increase in inventory mainly reflected anticipated sales growth of existing products as well as a foreign exchange benefit of $2.1 million.

We invested approximately $19.1 million in property and equipment during the six months ended June 30, 2003, as compared to $15.5 million during the same period in the prior year. These expenditures related primarily to our operations in the U.S. and Italy, which accounted for approximately 30% and 46% of the total expenditures in the first half of 2003. Additionally, we purchased approximately $35.4 million, net after proceeds, of short and long-term securities during the six months ended June 30, 2003.

We used approximately $12.5 million of cash flow from financing activities during the first half of 2003, of which approximately $22.6 million was attributable to a repayment of borrowings and approximately $10.2 million related to proceeds received from the issuance of common stock and warrants. The decrease in borrowings was mainly due to the pay-down of short and long-term debt at our Lithuanian operations by approximately $25.0 million with existing cash. In conjunction with this transaction, we were released from a compensating balance requirement of approximately $14.3 million related to this debt.

Factors that May Affect Future Financial Condition and Liquidity

We expect to incur additional costs, including development, manufacturing and marketing costs, to support sales of existing products and anticipated launches of new products during the year. Planned spending on worldwide product development and marketing activities for 2003 is estimated to be approximately $60 to $65 million. We also plan to invest approximately $30 to $35 million during 2003 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flow from operations and new operating lease arrangements. Included in our planned spending are cash requirements for SICOR Biotech UAB, which are forecasted to be $7 to $10 million during the next twelve months.

We expect that our operating cash flows, our current cash and cash equivalents and short-term investments of $258.9 million as of June 30, 2003, and commitments from third parties will enable us to maintain our current and planned operations. To fund our plans for expanding our business to accomplish our core strategy of being a leading vertically integrated provider of specialty pharmaceutical products and materials, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. However, there is no assurance that financing may be available on acceptable terms, or at all.

ITEM 3:                                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk.  At June 30, 2003, we had cash, cash equivalents, and investments of approximately $358.6 million, which included long-term investments of $99.7 million.  Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at June 30, 2003 would cause the fair market value of our cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income.  Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates were to increase, we would incur higher relative interest expense and similarly, a decrease in the rates would reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

Foreign Currency Exchange Rate Risk.  We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. dollar put/euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. During the six months ended June 30, 2003, SICOR S.p.A.’s exercise of call options resulted in a net foreign exchange gain of approximately $251 thousand, after contract costs of $231 thousand. Also, in April 2003, SICOR S.p.A. entered into a U.S. dollar put/euro call option at a face value of $4.0 million and a strike of 1.074 euro per U.S. $1.00, exercisable through October 2003, which resulted in a mark-to-market foreign exchange loss that was not material for the three months ended June 30, 2003.

ITEM 4:                                                  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 28% and 30% of our consolidated net sales during each of the three months ended June 30, 2003 and June 30, 2002, and 37%, and 34% of our consolidated net sales for the years ended 2002 and 2001, respectively. Included in SICOR’s revenue from Baxter were sales of propofol, which accounted for 25% and 23% of our consolidated net sales for the three months ended June 30, 2003 and 2002, and 31%, and 29% of our consolidated net sales for the years ended 2002 and 2001, respectively. We believe that sales of this product will continue to constitute a significant portion of our total net sales for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on net sales. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

If our relationship with Baxter fails to continue to benefit us, our business will be harmed.

In March 1999, we amended our sales and distribution agreement with Baxter to grant Baxter the exclusive right to market propofol in the United States. We are responsible for supplying Baxter with substantially all of its requirements for the products it markets under our agreement, including propofol, in the United States, including the Commonwealth of Puerto Rico. Under our agreement with Baxter, we share with Baxter the gross profit from its sale of our products. We are significantly dependent on Baxter to achieve market penetration for propofol and certain other products covered by the Baxter agreement, and entered into our agreement with Baxter based on expectations of product sales, including sales of propofol, that Baxter will achieve. However, Baxter is not required to achieve any specified level of sales. In addition, pursuant to a November 2002 amendment, the agreement with Baxter terminates on January 1, 2009. If we fail to maintain our relationship with Baxter, or if our relationship with Baxter fails to generate the level of sales we expect, our net sales will not meet our expectations and our business will be negatively impacted.

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

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are named as a defendant in eight purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments and certain other payments under the Medicare program or other insurance plans and programs, and in two actions brought by the attorneys general of Nevada and Montana to recover on similar theories for payments made by those states and persons or entities within those states, pursuant to Medicaid programs or otherwise. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and nine of the actions in which we are named as a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or fines, penalties or other actions that might have a material adverse effect on us.

Political and economic instability may adversely affect the revenue our foreign operations generate.

For the six months ended June 30, 2003, 31% of our total net sales were derived from our operations outside the United States, and 29% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

For the six months ended June 30, 2003, 14% of our total net sales were derived from our Mexican operations, and 10% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which sales may not continue in the future. There can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico’s political, social or economic situation may adversely affect our operations in Mexico.

For the six months ended June 30, 2003, sales to the government of Mexico accounted for 7% of our total net sales. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

Sales to the government of Mexico accounted for 7% and 7% of our total net sales during each of the six months ended June 30, 2003 and June 30, 2002, and 7%, and 9% of our total net sales for the years ended 2002 and 2001, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.  The Mexican government has significantly reduced its hospital budget over the last several years and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

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

We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. We do not have any employment agreements with any of our key executive officers, other than Marvin Samson, our President and Chief Executive Officer, and we do not maintain key person life insurance on the lives of any of our executives. If we lose the services of any of these executive officers, it could have a material adverse effect on us. Due to the specialized scientific nature of our business, we are also highly dependent upon our ability to continue to attract and retain qualified scientific and technical personnel. Loss of the services of, or failure to recruit, key scientific and technical personnel would be significantly detrimental to our product development programs. We face competition for personnel from other companies, academic institutions, government entities and other organizations.

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

Our business with wholesalers could adversely affect our operations and financial results.

In some circumstances, inventory levels maintained by our wholesalers may be in excess of end user demand. These surpluses may result in increased product returns from our wholesalers or reduced product orders in the future, which may result in reduced revenues.

A significant portion of our domestic pharmaceutical sales is made to wholesalers. Fluctuations in the buying patterns of our major wholesalers due to changes in inventory levels they maintain could adversely affect our operations. Wholesaler buying patterns may not reflect end user demand.

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

On July 29, 2002 The Federal Trade Commission, or FTC, issued a report entitled “Generic Drug Entry Prior to Patent Expiration” which addressed, among other things, the use of agreements between brand name and generic drug manufacturers and other strategies used to delay competition from generic versions of patent-protected drugs. The report recommended legislation requiring brand name companies and first generic applicants to provide copies of certain agreements to the FTC, and also recommended the codification or clarification of certain court decisions concerning the 180-day exclusivity period applicable to first generic applicants. These or similar recommendations are reflected in proposals now pending before Congress as part of Medicare reform legislation. These proposals, if adopted, could affect the manner in which generic drug manufacturers resolve intellectual property litigation with brand name pharmaceutical companies, and could result generally in an increase in private-party litigation against pharmaceutical companies. While we have not entered into any of these types of agreements, we cannot assure you that we will not do so in the future. The impact of the passage of Medicare reform legislation, and the potential private-party lawsuits associated with arrangements between brand name and generic drug manufacturers is uncertain, and could have an adverse effect on our business.

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

Although we maintain insurance for product liability claims, in amounts that we believe are in line with the insurance coverage carried by other companies in our industry, the insurance coverage may not be sufficient. In addition, adequate insurance coverage might not continue to be available at acceptable costs, if at all. Any product liability claim brought against us, whether covered by insurance or not, and the resulting adverse publicity, could have a material adverse effect on us.

Our business involves hazardous materials and may subject us to environmental liability, which would seriously harm our financial condition.

Our business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. We are subject to numerous environmental regulations in the jurisdictions in which we operate. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation in each of our locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and the liability could exceed our resources. Current or future environmental laws or regulations may substantially and detrimentally affect our operations, business and assets. We maintain liability insurance for some environmental risks, which our management believes to be appropriate and in accordance with industry practice. However, we may incur liabilities beyond the limits or outside the coverage of our insurance and may not be able to maintain insurance on acceptable terms.

Risks Related to Our Common Stock

An existing stockholder owns approximately 19% of our common stock, which may allow him to influence stockholder votes.

Carlo Salvi, Vice Chairman of our board of directors, currently beneficially owns approximately 19% of our outstanding shares of common stock. In addition, pursuant to a shareholder’s agreement, Rakepoll Finance, N.V., an entity controlled by Mr. Salvi, is entitled to nominate up to three of our directors (one of whom, however, must be an independent director), who in turn are entitled to nominate, jointly with two of our management directors (one of whom must be an independent director), five additional directors. The consent of the Rakepoll Finance nominated directors is required for us to take certain actions, such as a merger or sale of all or substantially all of our business or assets and certain issuances of securities. As a result of his ownership of our common stock, Mr. Salvi may be able to control substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

A number of internal and external factors have caused and may continue to cause the market price of our common stock price to be volatile, which may affect your ability to sell the stock at an advantageous price.

The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated during the past twelve months between $14.00 per share and $22.44 per share and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  As of June 30, 2003, we had 118,961,690 shares of common stock outstanding. Mr. Salvi, who beneficially owns 22,366,851 shares of our common stock, may sell his shares in the public market at any time, subject to certain exceptions, as well as to applicable limitations set forth in Rule 144 under the Securities Act of 1933. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitle it to have all of its 18,150,000 shares of common stock registered pursuant to separate registration statements, of which 150,000 shares have already been registered. Rakepoll Finance N.V.'s 18,150,000 shares of common stock are included in the calculation of Mr. Salvi's 22,366,851 shares. Mr. Salvi disclaims ownership of such shares, except to the extent of his pecuniary interest. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144 thereunder.

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

PART II:    OTHER INFORMATION

ITEM 1:                                                    LEGAL PROCEEDINGS

In July 2003, a tentative settlement agreement was reached between Terry Klein, a shareholder who brought an action under Section 16(b) of the Securities Exchange Act of 1934 alleging that she is acting to recover money on behalf of our company, and Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us.  The proposed settlement is currently awaiting approval by the U.S. District Court for the Southern District of New York. If approved by the Court, the Company would receive a cash settlement that would be recorded, net of related taxes and legal fees, as a reduction to goodwill in SICOR Biotech U.A.B.

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including us, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. We have supplied documents in connection with these investigations and have had discussions with representatives of the federal and state governments. In addition, we are named as a defendant in eight purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments and certain other payments under the Medicare program or other insurance plans and programs, and in two actions brought by the attorneys general of Nevada and Montana to recover on similar theories for payments made by those states and persons or entities within those states, pursuant to Medicaid programs or otherwise. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and nine of the actions in which we are named as a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. We have established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to our pricing policies or other actions that might have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 2:                 CHANGES IN SECURITIES AND USE OF PROCEEDS

During May and June of 2003, the Company issued 794,911 shares of Common Stock to certain accredited investors upon exercise of outstanding warrants, each with an exercise price of $7.34 per share.  The issuances of the shares of Common Stock were made pursuant to safe harbors provided by Section 4(2) of the Securities Act of 1933.

ITEM 4:                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2003, SICOR held its Annual Meeting of Stockholders.  There were issued and outstanding on March 31, 2003, the record date, 117,741,301 shares of common stock.  There were present at the meeting in person or by proxy, stockholders of SICOR who were the holders of 106,582,607 shares of common stock entitled to vote, constituting a quorum.  The following actions were taken at the meeting:

(a)               The following three Class II directors were elected:

I.              Marvin Samson – 105,652,920 shares were voted in favor of the nominee, 928,787 shares withheld their vote.

II.            Carlo Salvi – 105,563,456 shares were voted in favor of the nominee, 1,019,151 shares withheld their vote.

III.           Carlo Ruggeri – 105,777,387 shares were voted in favor of the nominee, 805,220 shares withheld their vote.

SICOR’s Class III directors, Lee Burg, Herbert J. Conrad, J. Sanford Miller, and John J. Roberts continue in office until 2004.  SICOR’s Class I directors, Michael D. Cannon,

Michael D. Casey, and Donald E. Panoz, continue in office until 2005.

(b)              The amendment and restatement of the SICOR Inc. Employee Stock Purchase Plan was approved.  Shares voted for the proposal were 105,596,776, with 923,121 shares voted against, 62,710 shares abstained.

(c)               The amendment of the SICOR Inc. 1997 Long-Term Incentive Plan was approved.  Shares voted for the proposal were 71,257,304, with 35,186,914 shares voted against, 138,389 shares abstained.

(d)              The selection of Ernst & Young LLP as SICOR’s independent auditors was ratified. Shares voted for the proposal were 103,937,861, with 2,599,576 shares voted against, 45,170 shares abstained.

ITEM 6:                 EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit Number	Description of Document

31.1	Certification of the Chief Executive Officer of SICOR Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Interim Chief Financial Officer of SICOR Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

                On April 23, 2003, we filed pursuant to Item 12 a current report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company's result of operations for three months ended March 31, 2003.

On July 24, 2003, we filed pursuant to Item 12 a current report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company's result of operations for the three and six months ended June 30, 2003.

On August 12, 2003, we filed pursuant to Item 9 a current report on Form 8-K, with an exhibit attached thereto, relating to the resignation of the Company's Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2003	By:	/s/ Marvin Samson
Marvin Samson, President
and Chief Executive Officer

Date:	August 12, 2003	By:	/s/ David C. Dreyer
David C. Dreyer, Vice President,
Interim Chief Financial Officer
and Treasurer