Form 10-Q
period 2003-09-30
SICOR INC
filed 2003-11-14
CIK 807873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 0-18549

SICOR Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0176647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $0.01 par value	119,030,313
Class	Outstanding at September 30, 2003

SICOR Inc.

PART I:                 FINANCIAL INFORMATION

ITEM 1:                 FINANCIAL STATEMENTS

SICOR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands except par value data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,805	$169,914
Short-term investments	113,231	29,909
Accounts receivable, net	81,051	84,707
Inventories, net	96,865	75,870
Deferred income tax assets	20,234	20,161
Other current assets	19,950	19,659
Total current assets	495,136	400,220

Long-term investments	96,126	130,416
Property and equipment, net	205,575	186,616
Goodwill	69,640	69,640
Intangibles, net	41,548	41,382
Other noncurrent assets	20,849	35,104
	$928,874	$863,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,789	$41,272
Accrued payroll and related expenses	11,802	10,546
Other accrued liabilities	35,952	44,851
Short-term borrowings	29,309	29,356
Current portion of long-term debt	4,246	7,096
Total current liabilities	114,098	133,121

Other long-term liabilities	6,024	6,254
Long-term debt, less current portion	7,575	24,018
Deferred income tax liabilities	13,837	14,535
Total liabilities	141,534	177,928

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 250,000 shares authorized, 119,030 and 117,470 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,190	1,175
Additional paid-in capital	800,346	788,224
Deferred compensation	(396)	(855)
Accumulated deficit	(21,839)	(105,173)
Accumulated other comprehensive income	8,039	2,079
Total stockholders’ equity	787,340	685,450
	$928,874	$863,378

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net product sales	$142,998	$115,869	$404,997	$337,343

Costs and expenses:
Cost of sales	64,544	56,196	183,896	154,221
Research and development	8,804	5,819	24,509	16,325
Selling, general and administrative	21,960	13,875	58,516	45,948
Amortization of acquired intangibles	1,143	943	3,168	2,827
Write-down of long-lived assets	—	—	—	1,229
Interest and other, net	(142)	(662)	335	(779)
Total costs and expenses	96,309	76,171	270,424	219,771

Income before income taxes	46,689	39,698	134,573	117,572
Provision for income taxes	(17,710)	(15,477)	(51,239)	(43,815)
Net income	28,979	24,221	83,334	73,757
Dividends on preferred stock	—	—	—	(580)
Net income applicable to common shares	$28,979	$24,221	$83,334	$73,177

Net income per share:
- Basic	$0.24	$0.21	$0.70	$0.63
- Diluted	$0.24	$0.20	$0.69	$0.61

Shares used in calculating per share amounts:
- Basic	119,002	116,990	118,351	116,179
- Diluted	121,850	120,478	121,231	120,149

See accompanying notes.

SICOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$83,334	$73,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,805	14,786
Amortization	3,168	2,827
Amortization of premium on investments	1,972	702
Deferred income taxes	(1,445)	(3,496)
Stock-based compensation	459	555
Write-down of long-lived assets	—	1,229
Change in operating assets and liabilities:
Accounts receivable	5,628	(2,925)
Inventories	(18,312)	(14,076)
Other current and noncurrent assets	2,459	10,223
Accounts payable and other	(18,088)	20,842
Net cash provided by operating activities	76,980	104,424

Cash flows from investing activities:
Proceeds from sales and maturities of investments	42,490	84,363
Purchases of investments	(93,495)	(148,063)
Purchases of property and equipment	(30,495)	(27,441)
Decrease in compensating balance and other	9,368	1,532
Net cash used in investing activities	(72,132)	(89,609)

Cash flows from financing activities:
Redemption of preferred stock	—	(63,832)
Cash dividends on preferred stock	—	(580)
Issuance of common stock and warrants, net	11,123	8,012
Change in short-term borrowings	(2,853)	5,577
Issuance of long-term debt and capital lease obligations, net	1,110	1,067
Principal payments on long-term debt and capital lease obligations	(21,723)	(5,585)
Net cash used in financing activities	(12,343)	(55,341)

Effect of exchange rate changes on cash	1,386	1,214
Decrease in cash and cash equivalents	(6,109)	(39,312)
Cash and cash equivalents at beginning of period	169,914	226,568
Cash and cash equivalents at end of period	$163,805	$187,256

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the results of operations, financial position and cash flows, have been made.  The results of operations and cash flows for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in SICOR’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income, as reported	$28,979	$24,221	$83,334	$73,177

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	153	156	459	555

Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(2,569)	(1,781)	(6,630)	(5,084)

Pro forma net income	$26,563	$22,596	$77,163	$68,648

Basic net income per share:
As reported	$0.24	$0.21	$0.70	$0.63
Pro forma	$0.22	$0.19	$0.65	$0.59
Diluted net income per share:
As reported	$0.24	$0.20	$0.69	$0.61
Pro forma	$0.22	$0.19	$0.64	$0.57

3.                                      Inventories

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$32,946	$29,745
Work-in-process	20,725	18,434
Finished goods	48,384	31,381
	102,055	79,560
Less reserve for excess and obsolescence	(5,190)	(3,690)
	$96,865	$75,870

4.                                      Intangible Assets

Intangible assets consist of the following:

	September 30, 2003		December 31, 2002
	Gross Amount	Amortization	Gross Amount	Amortization

Acquired technology	$53,894	$(19,452)	$53,894	$(16,800)
Trademarks	4,625	(1,012)	4,625	(901)
Acquired rights	3,000	(250)	—	—
Licensed technology rights and other	1,997	(1,254)	1,567	(1,003)
Total	$63,516	$(21,968)	$60,086	$(18,704)

The estimated amortization expense for 2003 is approximately $4.2 million and for each of the five succeeding years ending December 31 is as follows (in thousands):  2004 – $4,525, 2005 – $4,628, 2006 – $4,561, 2007 – $4,568, and 2008 – $4,146.

5.                                      Earnings Per Share

Basic earnings per share (“EPS”) includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the effect of additional common shares issuable (completed using the treasury method), upon exercise of stock options outstanding, warrants, and other dilutive securities. The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income applicable to common shares	$28,979	$24,221	$83,334	$73,177

Denominator:
Weighted average common shares - basic	119,002	116,990	118,351	116,179
Dilutive securities:
Stock options	2,548	2,399	2,325	2,538
Warrants	179	826	404	1,128
Conversion options	121	263	151	304
Weighted average common shares - diluted	121,850	120,478	121,231	120,149

Earnings per share - basic	$0.24	$0.21	$0.70	$0.63
Earnings per share - diluted	$0.24	$0.20	$0.69	$0.61

6.                                      Comprehensive Income

Comprehensive income consists of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income applicable to common shares	$28,979	$24,221	$83,334	$73,177

Comprehensive adjustments:
Unrealized loss on available-for-sale investments	—	—	—	(234)
Foreign currency translation gain (loss)	1,146	(447)	5,960	5,865
Comprehensive income	$30,125	$23,774	$89,294	$78,808

7.                                      Write-Down of Long-Lived Assets

In the first quarter of 2002, the Company recorded an impairment charge of $1.2 million to write-down the carrying value of the long-lived assets of Diaspa S.p.A. (“Diaspa”), a business unit within the Company’s Italian operations. On April 4, 2002, Diaspa was sold to an outside party.

Diaspa’s net sales included in the Company’s consolidated results of operations were $3.5 million for the nine months ended September 30, 2002. There are no sales attributable to Diaspa in 2003.

8.                                      Segment and Geographic Information

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

Additional information regarding business geographic areas is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net product sales from unaffiliated customers:
United States	$100,434	$82,321	$281,961	$233,640
Italy	20,373	16,379	61,761	53,029
Mexico	21,531	16,248	57,814	48,178
Lithuania	660	921	3,461	2,496
	$142,998	$115,869	$404,997	$337,343

Net product sales data:
Propofol	$31,982	$37,755	$104,635	$104,954
Other finished dosage	83,218	53,783	215,193	159,919
Total finished dosage	115,200	91,538	319,828	264,873
Active pharmaceutical ingredients	26,949	23,410	81,464	69,974
Generic biopharmaceuticals	849	921	3,705	2,496
	$142,998	$115,869	$404,997	$337,343

Intergeographic sales:
United States	$113	$78	$500	$804
Italy	7,817	7,227	20,795	18,000
Switzerland	759	—	2,509	—
Mexico	302	382	678	785
Lithuania	2	27	126	27
	$8,993	$7,714	$24,608	$19,616

Income (loss) before income taxes:
United States	$42,113	$35,514	$122,091	$101,190
Italy	6,394	5,063	16,590	12,680
Switzerland	(279)	—	(60)	—
Mexico	2,916	756	4,857	3,444
Lithuania	(1,677)	(1,233)	(4,146)	(2,430)
Other	(17)	3	(188)	(48)
Eliminations and adjustments	(2,761)	(405)	(4,571)	2,736
	$46,689	$39,698	$134,573	$117,572

	September 30, 2003	December 31, 2002
Total assets:
United States	$802,123	$728,900
Italy	139,983	120,101
Switzerland	3,598	—
Mexico	108,969	101,393
Lithuania	40,736	33,346
Other	5	178
Eliminations and adjustments	(166,540)	(120,540)
	$928,874	$863,378

	September 30, 2003	December 31, 2002
Long-lived assets (property and equipment, net):
United States	$77,264	$70,547
Italy	66,448	57,076
Switzerland	1,936	—
Mexico	34,705	35,917
Lithuania	25,232	23,076
Eliminations and adjustments	(10)	—
	$205,575	$186,616

Baxter Healthcare Corporation (“Baxter”), a marketer and distributor for propofol as well as several other products sold in the United States, accounted for 25% and 39% of net product sales for the three months ended September 30, 2003 and 2002, respectively, and 28% and 37% of net product sales for the nine months ended September 30, 2003 and 2002, respectively. Net sales of propofol, of which the majority is marketed and distributed by Baxter in the United States, accounted for 22% and 33% of net product sales for the three months ended September 30, 2003 and 2002, respectively, and 26% and 31% of net product sales for the nine months ended September 30, 2003 and 2002, respectively.

9.                                      Contingencies

Certain federal and state governmental agencies, including the U.S. Department of Justice and the U.S. Department of Health and Human Services, have been investigating issues surrounding pricing information reported by drug manufacturers, including the Company, and used in the calculation of reimbursements under the Medicaid program administered jointly by the federal government and the states and under the Medicare program. The Company has supplied documents in connection with these investigations and has had discussions with representatives of the federal and state governments. In addition, the Company is named as a defendant in eight purported class action or representative lawsuits brought by private plaintiffs who allege claims arising from the reporting of pricing information by drug manufacturers for the calculation of patient co-payments and certain other payments under the Medicare program or other insurance plans and programs, and in two actions brought by the attorneys general of Nevada and Montana to recover on similar theories for payments made by those states and persons or entities within those states, pursuant to Medicaid programs or otherwise. These actions are among a number of similar actions which have been filed against many pharmaceutical companies raising similar allegations, and nine of the actions in which the Company is named as a defendant have been consolidated in the U.S. District Court for the District of Massachusetts. The Company has established a total reserve of $4.0 million, which represents management’s estimate of costs that will be incurred in connection with the defense of these matters. Actual costs to be incurred may vary from the amount estimated. There can be no assurance that these investigations and lawsuits will not result in changes to the Company’s pricing policies or other actions that might have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

10.                               Subsequent Event

On October 31, 2003, the Company entered into an Agreement and Plan of Merger with Teva Pharmaceutical Industries Limited, an Israeli corporation (“Teva”), and Silicon Acquisition Sub, Inc., a Delaware corporation and wholly owned subsidiary of Teva. Under the terms of the agreement, if all applicable conditions are met, the Silicon Acquisition Sub, Inc. will merge with and into the Company and the Company will become a wholly owned subsidiary of Teva. If the merger is completed, each share of the Company’s common stock shall be converted into the right to receive (i) 0.1906 (as may be adjusted pursuant to the agreement) ordinary shares, par value NIS 0.10 each, of Teva which will trade in the United States in the form of American Depositary Shares, evidenced by American Depositary Receipts (and cash in lieu of fractional shares) and (ii) $16.50 in cash, without interest.  The agreement has been approved by the board of directors of both the Company and Teva. The transaction is subject to approval by the Company’s stockholders, as well as regulatory approvals and satisfaction of other customary closing conditions. The transaction is expected to be completed in the first quarter of 2004.  The agreement provides for the payment of a termination fee of up to $120 million, under certain termination circumstances. As a result of the transaction, the Company’s stockholders will own approximately 7% of Teva on a fully diluted basis. The cash portion of the consideration is expected to be funded by Teva’s cash on hand and committed credit facilities.

In July 2003, a tentative settlement agreement was reached between Terry Klein, a shareholder who brought an action under Section 16(b) of the Securities Exchange Act of 1934 alleging that she is acting to recover money on behalf of our company, and Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us.  The proposed settlement was approved by the Court on November 12, 2003. Pursuant to the terms of the settlement, SICOR will receive the full amount of the settlement proceeds, $10.75 million, within five (5) business days of the Court’s order approving the settlement. Since the Court reserved decision on the amount of attorneys fees and costs to be paid to plaintiff’s counsel and since those fees and costs are payable from the settlement proceeds, SICOR does not yet know how much of those proceeds it will have to pay to plaintiff’s counsel and how much it will retain.  The Company will record its portion of the cash settlement, net of related taxes and legal fees, as a reduction to goodwill in SICOR Biotech U.A.B.

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

You should read and interpret any forward-looking statements together with the following documents:

•                  our most recent Annual Report on Form 10-K

•                  our other filings with the SEC.

Any forward-looking statement speaks only as of the date on which that statement is made. The operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. Unless required by U.S. federal securities laws, we will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

Recently Issued Accounting Standards.         In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Statement No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under Statement No. 123 “Accounting for Stock-Based Compensation.” Statement No. 148 also requires prominent disclosure of the effects of stock-based employee compensation on reported net income and earnings per share in our annual and interim financial statements beginning after December 31, 2002. The adoption of the disclosure provisions of this Statement did not have an effect on our earnings or financial position. Management has not yet determined whether the Company will adopt one of the transition methods, but if we do adopt one of the transition methods, the impact on our results of operations will be significant.

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

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

 Earnings Summary.  Our net income applicable to common shares was $29.0 million, or $0.24 per share on a diluted basis, in the third quarter ended September 30, 2003 compared to net income applicable to common shares of $24.2 million, or $0.20 per share on a diluted basis, in the third quarter of 2002.

Net Product Sales.  Our net sales for the third quarter of 2003 increased 23% to $143.0 million from $115.9 million in the same quarter in 2002, as follows:

	Three months ended September 30,
	2003	2002	Change	% Change

United States	$100,434	$82,321	$18,113	22%
Italy	20,373	16,379	3,994	24%
Mexico	21,531	16,248	5,283	33%
Lithuania	660	921	(261)	(28)%
Overall net sales	$142,998	$115,869	$27,129	23%

The 22% increase in U.S. net sales was mainly attributable to new product introductions during the current year. The most significant of our new product introductions were vinorelbine and fludarabine, which collectively accounted for 87% of the increase in our overall net sales. Vinorelbine and fludarabine were introduced during the first and third quarter of 2003, respectively. Partially offsetting our increase in U.S. net sales was propofol, which accounted for approximately 22% of overall net sales in the third quarter of 2003 as compared to 33% of overall net sales in the third quarter of 2002. The decrease in net sales of propofol in the current quarter compared to the same quarter in the prior year reflects lower units purchased by Baxter, our largest customer. While the price of propofol did not change materially in the current quarter, we do anticipate a slight reduction in the fourth quarter corresponding to the renewal of key supply contracts held by Baxter.  According to IMS Healthcare, a pharmaceutical market research company, Baxter’s unit market share for propofol in the United States was approximately 54% in the third quarter of 2003, and 49% in the third quarter of 2002. The increase in net sales from our foreign operations reflected mainly higher sales volume of existing products, including a favorable currency effect of $1.0 million.

Costs and Expenses.  Cost of sales for the three months ended September 30, 2003 was $64.5 million, which yielded a product gross margin of 55%, compared to cost of sales of $56.2 million for the same period in the prior year, which yielded a product gross margin of 52%. The higher gross margin percentage was mainly due to new product introductions which have higher average margins.

Research and development expenses for the three months ended September 30, 2003 were $8.8 million compared to $5.8 million for the same period in 2002, or 6% and 5% of net sales, respectively. The increase reflected primarily higher proprietary product development expenses at our U.S. finished dosage operations.

Selling, general and administrative expenses for the three months ended September 30, 2003 and 2002 were $22.0 million and $13.9 million, respectively, or 15% and 12% of net sales, respectively. The increase primarily reflected approximately $4.0 million of increased expenses associated with higher sales (including the expansion of SICOR’s sales organizations), and professional service expenses of $1.1 million primarily related to our proposed merger with Teva.

Net interest and other was approximately $0.1 million of income for the three months ended September 30, 2003 as compared to $0.6 million of income for the same period in the prior year. The decrease was due to higher foreign exchange losses of $1.1 million and increased interest expense of $1.0 million, due to the write-off of loan fees related to the repayment of debt. Other income increased by $1.5 million, which included recognition as income of a $1.0 million deposit for which we do not expect to provide any goods or services.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Earnings Summary.  Our net income applicable to common shares was $83.3 million, or $0.69 per share on a diluted basis, for the nine months ended September 30, 2003 compared to net income applicable to common shares of $73.2 million, or $0.61 per share on a diluted basis, for the same period in the prior year.

Net Product Sales.  Our net sales for the nine months ended September 30, 2003 increased 20% to $405.0 million from $337.3 million in the same quarter in 2002, as follows:

	Nine months ended September 30,
	2003	2002	Change	% Change

United States	$281,961	$233,640	$48,321	21%
Italy	61,761	53,029	8,732	16%
Mexico	57,814	48,178	9,636	20%
Lithuania	3,461	2,496	965	39%
Overall net sales	$404,997	$337,343	$67,654	20%

The 21% increase in U.S. net sales was mainly attributable to new product introductions during the current year, of which the most significant were vinorelbine and fludarabine (74% of the increase in our overall net sales).  Sales from propofol accounted for approximately 26% of overall net product sales in the first nine months of 2003 as compared to 31% of overall product sales in the first nine months of 2002. The increase in net sales from our foreign operations reflected mainly higher sales volume of existing products, including a favorable currency effect of $3.9 million.

Costs and Expenses.  Cost of sales for the nine months ended September 30, 2003 was $183.9 million, which yielded a product gross margin of 55%, compared to cost of sales of $154.2 million for the same period in the prior year, which yielded a product gross margin of 54%. The slightly higher gross margin percentage was principally due to new product introductions in the current year.

Research and development expenses for the nine months ended September 30, 2003 were $24.5 million compared to $16.3 million for the same period in 2002, or 6% and 5% of net sales, respectively. The increase reflected primarily higher product development expenses at our U.S. finished dosage and Lithuanian biopharmaceutical operations in 2003, which accounted for approximately $3.5 million and $2.9 million of the increase, respectively.

Selling, general and administrative expenses for the nine months ended September 30, 2003 and 2002 were $58.5 million and $45.9 million, respectively, or 14% and 14% of net sales, respectively. The increase reflected increased expenses associated with higher sales (including the expansion of SICOR’s sales organizations).

Net interest and other was approximately $0.3 million of expenses for the nine months ended September 30, 2003 as compared to $0.8 million of income for the same period in 2002, due mainly to higher foreign exchange losses in the current year.

Income Tax Expense. Our provision for income taxes increased to $51.2 million for the nine months ended September 30, 2003 from $43.8 million for the nine months ended September 30, 2002, due mainly to higher earnings and a shift in income to higher taxed jurisdictions.

Dividends on Preferred Stock. We had no dividend expense during the nine months ended September 30, 2003, as compared to $0.6 million during the same period in 2002, as we redeemed all 1,600,000 shares of our preferred stock in January and February 2002 in exchange for $64.4 million in cash, including dividends, and 1,100,000 shares of our common stock.

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

•                  Revenue recognition. Our judgment is required in estimating amounts of excess channel inventory. Excess channel inventory exists when our wholesaler customers’ inventory of our product exceeds its estimate of demand for our products at the end user level, after considering factors such as product shelf life and market for the product. We monitor the quantity of our products in the distribution channel by reconciling quantities we sell through the distribution channel with quantities actually purchased by end users, considering market demand for our products and shelf life, and obtaining information from our wholesaler customers to evaluate the levels of channel inventory at customer locations. We will defer recognition of revenue if we determine that there is material excess channel inventory for our products. We did not record deferred revenue during 2003 or 2002 because the level of channel inventory for our products was estimated to be reasonable.

We routinely evaluate our reserves against net product sales for estimated product returns and other contractual liabilities. We estimate product returns at the time of sale based on historical trends and at any time that such returns become evident. Our historical returns have been relatively low. Other reserves are generally governed by contractual agreements, including wholesaler chargebacks, Medicaid and other rebates, administrative fees, and early payment discounts. We reduced net product sales for these reserves by $36.4 million and $20.2 million for the three months ended September 30, 2003 and 2002, respectively, and $96.6 million and $51.6 million for the nine months ended September 30, 2003 and 2002, respectively.

•                  Inventories. Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out method. We estimate reserves for excess and obsolete inventories based on inventory levels on-hand, future purchase commitments, and current product demand. If an estimate of future product demand suggests that inventory levels are excessive, then increases to the reserves would be required.  Our inventory reserves have increased to $5.2 million at September 30, 2003 from $3.7 million at December 31, 2002. This increase is consistent with the growth of our overall inventory levels, and there have not been any unusual adjustments made to our inventory reserves in recent periods.

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

•                  Impairment. We analyze our goodwill for impairment using a fair value approach each October 1, or whenever events or circumstances indicate there could be impairment. Significant estimates within the valuation include a forecast of expected cash flows and terminal value, a risk-adjusted discount rate, and evaluation of an appropriate product forecasting life cycle. These factors, assumptions, and changes in them could result in an impairment of goodwill in the future. Our goodwill at September 30, 2003, was $69.6 million, of which $57.7 million relates to the overall enterprise and $11.9 million relates to our investment in SICOR Biotech UAB. The future benefit of our goodwill largely depends on the continued success of our core products and on attainment of future cash flows from products still under development.

Liquidity and Capital Resources

As of September 30, 2003, we had cash and cash equivalents of $163.8 million and working capital of $381.0 million compared to $169.9 million and $267.1 million, respectively, as of December 31, 2002.

The overall decrease in cash and equivalents during the nine months ended September 30, 2003 resulted from our generation of $77.0 million of cash from operations, offset by the use of $72.1 million of cash for investing activities and $12.3 million for financing activities. A significant use of cash during the nine months ended September 30, 2003, as compared to the prior year, was the payment of estimated U.S. federal and state income taxes. We expect to pay substantially higher estimated taxes in 2003 as compared to 2002 as certain tax benefits related to the realization of our loss carryforwards are subject to limitation; however, we believe the majority of our carryforwards will be realized. Additionally, we used $18.3 million of net operating cash for inventory during the first three quarters of 2003, of which the majority was attributable to net purchases in the U.S. The number of days in our inventory at September 30, 2003 was 142 as compared to 132 at December 31, 2002. The increase mainly reflected anticipated sales growth of existing products as well as a foreign exchange effect of $2.7 million.

We invested $30.5 million in property and equipment during the nine months ended September 30, 2003, as compared to $27.4 million during the same period in the prior year. These expenditures related primarily to our operations in the U.S. and Italy, which accounted for 78% of the total expenditures. Additionally, we purchased $51.0 million, net after proceeds, of short and long-term securities during the nine months ended September 30, 2003.

We used $12.3 million of cash for financing activities during the nine months ended September 30, 2003, of which $23.5 million was used for the repayment of borrowings, and $11.1 million was provided by the proceeds received from the issuance of common stock and warrants. The repayment of borrowings was mainly related to the pay-down of short and long-term debt at our Lithuanian operations by $25.0 million. In conjunction with this transaction, we were released from a compensating balance requirement of $14.3 million related to this debt.

Factors that May Affect Future Financial Condition and Liquidity

Subject to changes following the completion of our proposed merger with Teva, we expect to incur additional costs, including development, manufacturing and marketing costs, to support sales of existing products and anticipated launches of new products during the year. Planned spending on worldwide product development and marketing activities for 2003 is estimated to be approximately $60.0 to $65.0 million. We also plan to invest approximately $30.0 to $35.0 million during 2003 in plant and equipment to increase and improve existing manufacturing capacity worldwide. We expect to fund capital spending through cash flow from operations and new operating lease arrangements. Included in our planned spending are cash requirements for SICOR Biotech UAB, which are forecasted to be $7.0 to $10.0 million during the next twelve months.

We expect that our operating cash flows, our current cash and cash equivalents and short-term investments of $277.0 million as of September 30, 2003, and commitments from third parties will enable us to maintain our current and planned operations. Subject to the completion of our proposed merger with Teva, our management and board of directors will continue to evaluate the need to raise additional capital and, if appropriate, pursue equity, debt or lease financing, or a combination of these, for our capital and investment needs. However, there is no assurance that financing will be available on acceptable terms, or at all.

ITEM 3:                                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our consolidated financial position, results of operations, or cash flows. In the normal course of business, we are exposed to the risks associated with changes in interest rates and foreign currency exchange rates.

Interest Rate Risk.  At September 30, 2003, we had cash and cash equivalents, and investments of approximately $373.2 million, which included long-term investments of $96.1 million.  Cash equivalents and short-term investments consist primarily of cash and highly liquid debt securities, which may be subject to interest rate risk and will decrease in value if market interest rates increase. A hypothetical increase or decrease in market interest rates by 1.0% from the market interest rates at September 30, 2003 would cause the fair market value of our cash, cash equivalents, and short-term investments to change by an immaterial amount. Declines in interest rates over time would, however, reduce our interest income.  Our long-term investments, and most of our long-term borrowings, are based on fixed interest rates and therefore are not subject to material risk from changes in interest rates. Short-term borrowings, however, are based on prime or other indicative base rates plus a premium. If these indicative base rates were to increase, we would incur higher relative interest expense and similarly, a decrease in the rates would reduce relative interest expense. A 1.0% change in the prime rate or other indicative base rates would not materially change interest expense assuming outstanding debt remains at historical levels.

Foreign Currency Exchange Rate Risk.  We are exposed to exchange rate risk when our subsidiaries enter into transactions denominated in currencies other than their functional currency. Our Italian operations hedge against transactional risks by borrowing against receivables and against economic risk by buying U.S. dollar put/euro call options on a monthly basis at a strike rate equal to or above our budgeted exchange rate. The cost of each call option is expensed as it becomes exercisable during the year, and any resulting gain is recognized as a foreign exchange gain. During the nine months ended September 30, 2003, SICOR S.p.A.’s exercise of call options resulted in a net foreign exchange gain of approximately $210.7 thousand, after contract costs of $264.1thousand. Also, in April 2003, SICOR S.p.A. entered into a U.S. dollar put/euro call option at a face value of $4.0 million and a strike of 1.074 euro per U.S. $1.00, exercised in July 2003, which resulted in a cumulative mark-to-market foreign exchange gain of $131.4 thousand, after contract costs of $88.8 thousand, through September 30, 2003.

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

Risks Related to Our Company

There are Risks Related to the Proposed Merger with by Teva

Our expectations with respect to our merger with Teva are subject to a number of risks and uncertainties. The merger is subject to approval of our stockholders and various other conditions, including regulatory approvals. We may be unable to obtain stockholder or regulatory approvals, or satisfy the conditions, required for the consummation of the merger. In addition, upon consummation of the merger, problems may arise in successfully integrating our business with that of Teva. The merger may involve unexpected costs and we may be unable to realize the benefits of expected synergies. Our business and that of Teva may suffer as a result of uncertainty surrounding the merger.  Failure to complete the merger with Teva could negatively impact our stock price and future business and operations. For example:

•                  if the merger agreement is terminated, we may be required in specific circumstances, to pay a termination fee of up to $120.0 million to Teva,

•                  the price of our common stock may decline to the extent that the current market price reflects an assumption that the merger will be completed, and

•                  we must pay our expenses related to the merger, including substantial legal and accounting fees, even if the merger is not completed. This could affect our results of operations for the period during which the fees are incurred.

Current and prospective employees may experience uncertainty about their future role with us until we announce and execute a more detailed post-merger strategy. This may adversely affect our ability to attract and retain key management, research and development, manufacturing, sales and marketing and other personnel.

Since our stockholders will receive shares of Teva ADRs in the merger, we believe that the price of our common stock may be affected by changes in the price of Teva ADRs. The price of Teva’s ADRs may be affected by factors different from those affecting the price of our common stock.

We currently derive a large percentage of our revenue from one product, propofol. If sales of propofol decrease, our results of operations may be adversely affected.

In 1999, we began to market the first generic formulation of propofol in the United States, which formulation remains the only generic propofol on the U.S. market. We market propofol under our exclusive marketing alliance with Baxter. Revenues attributable to the Baxter alliance accounted for 25% and 39% of net product sales for the three months ended September 30, 2003 and 2002, respectively, and 28% and 37% of net product sales for the nine months ended September 30, 2003 and 2002, respectively, and 37%, and 34% of our consolidated net sales for the years ended 2002 and 2001, respectively. Included in SICOR’s revenue from Baxter were sales of propofol, which accounted for 22% and 33% of our consolidated net sales for the three months ended September 30, 2003 and 2002, and 31%, and 29% of our consolidated net sales for the years ended 2002 and 2001, respectively. We believe that sales of this product will continue to constitute a significant portion of our total net sales for the foreseeable future. Accordingly, any factor adversely affecting sales of propofol, such as the introduction by other companies of additional generic equivalents of propofol or alternative non-propofol injectable general anesthetics, may have a material adverse effect on net sales. In addition, the total market for propofol in the United States has fluctuated in recent years, and there can be no assurance that this market will not decline in the future.

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

For the nine months ended September 30, 2003, 30% of our total net sales were derived from our operations outside the United States, and 27% of our total assets were located outside of the United States. Our international operations are subject in varying degrees to greater business risks such as war, civil disturbances, adverse governmental actions, which may disrupt or impede operations and markets, restrict the movement of funds, impose limitations on foreign exchange transactions or result in the expropriation of assets, and economic and governmental instability. We may experience material adverse financial results within these markets if any of these events were to occur.

For the nine months ended September 30, 2003, 14% of our total net sales were derived from our Mexican operations, and 10% of our total assets were located in Mexico. The Mexican government has exercised and continues to exercise significant influence over many aspects of the Mexican economy. Accordingly, Mexican government actions could have a significant effect on our operations in Mexico. A significant portion of our sales in Mexico are to the Mexican government, which sales may not continue in the future. There can be no assurance that changes in the bidding, pricing or payment practices of the government will not change and affect the ability of our Mexican operations to win government contracts, maintain operating margins or collect on past sales to the government. In addition, our Mexican operations are subject to changes in the Mexican economy. For example, Mexico last experienced high double-digit inflation in 1995, and it may experience similar high inflation in the future. Future actions by the Mexican government, or developments in the Mexican economy and changes in Mexico’s political, social or economic situation may adversely affect our operations in Mexico.

For the nine months ended September 30, 2003, sales to the government of Mexico accounted for 8% of our total net sales. Any substantial decline in our sales to the government of Mexico, for any reason, would have an adverse effect on us.

Sales to the government of Mexico accounted for 8% and 7% of our total net sales during each of the nine months ended September 30, 2003 and September 30, 2002, and 7%, and 9% of our total net sales for the years ended 2002 and 2001, respectively. We have no long-term agreement with the government of Mexico and have no assurance that it will continue to purchase from us at any time in the future.  The Mexican government has significantly reduced its hospital budget over the last several years and opened product bidding to more suppliers in order to reduce prices. As a result, we won fewer contracts and at lower prices than in prior years.

We may pursue transactions that may cause us to experience significant charges to earnings that may adversely affect our stock price and financial condition.

We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include mergers, acquisitions, strategic alliances, licensing agreements or co-promotion agreements. On October 31, 2003, we entered into an Agreement and Plan of Merger with Teva. In the event that we do not consummate our merger with Teva, we may choose to enter into other similar transactions. As a result of entering into such significant transactions, we have previously experienced, and will likely continue to experience, significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or costs related to the write-off of acquired in-process research and development. These costs may also include substantial fees for investment bankers, attorneys, accountants and financial printing costs and severance and other closure costs associated with the elimination of duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly or annual periods and could possibly have an adverse impact upon the market price of our common stock.

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

A significant portion of our domestic pharmaceutical sales is made to wholesalers. Fluctuations in the buying patterns of our major wholesalers due to changes in inventory levels they maintain could adversely affect our operations. Furthermore, wholesaler buying patterns may not reflect end user demand.

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

The market price of the shares of our common stock, like that of the common stock of many other pharmaceutical companies, has been and is likely to continue to be highly volatile. For example, the market price of our common stock has fluctuated between $13.69 per share and $26.78 per share during the past twelve months ended October 31, 2003, and may continue to fluctuate. Therefore, especially if you have a short-term investment horizon, the volatility may affect your ability to sell your stock at an advantageous price. Market price fluctuations in our stock may be due to acquisitions or other material public announcements, along with a variety of additional factors including, without limitation:

•                  delays or negative announcements relating to our proposed merger with Teva;

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

If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options and warrants, the market price of our common stock may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  As of September 30, 2003, we had 119,030,313 shares of common stock outstanding. Mr. Salvi, who beneficially owns 22,370,000 shares of our common stock, is a party to a stockholders’ agreement entered into in connection with the proposed merger with Teva, restricting his ability to sell, transfer or otherwise dispose of such common stock, and is subject to applicable limitations set forth in Rule 144 under the Securities Act of 1933. We have entered into registration rights agreements with Rakepoll Finance N.V. that entitle it to have all of its 18,150,000 shares of common stock registered pursuant to separate registration statements, of which 150,000 shares have already been registered. Rakepoll Finance N.V.’s 18,150,000 shares of common stock are included in the calculation of Mr. Salvi’s 22,370,000 shares.  Mr. Salvi disclaims ownership of such shares, except to the extent of his pecuniary interest. All remaining shares held by our existing stockholders are eligible for immediate public sale if they were or are registered under the Securities Act of 1933 or are sold in accordance with Rule 144 thereunder.

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

PART II:    OTHER INFORMATION

ITEM 1:                                                    LEGAL PROCEEDINGS

In July 2003, a tentative settlement agreement was reached between Terry Klein, a shareholder who brought an action under Section 16(b) of the Securities Exchange Act of 1934 alleging that she is acting to recover money on behalf of our company, and Carlo Salvi, Rakepoll Finance N.V., Karbona Industries Ltd., Bio-Rakepoll N.V. and us.  The proposed settlement was approved by the Court on November 12, 2003. Pursuant to the terms of the settlement, SICOR will receive the full amount of the settlement proceeds, $10.75 million, within five (5) business days of the Court’s order approving the settlement. Since the Court reserved decision on the amount of attorneys fees and costs to be paid to plaintiff’s counsel and since those fees and costs are payable from the settlement proceeds, SICOR does not yet know how much of those proceeds it will have to pay to plaintiff’s counsel and how much it will retain.  The Company will record its portion of the cash settlement, net of related taxes and legal fees, as a reduction to goodwill in SICOR Biotech U.A.B.

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

ITEM 2:                                                    CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)           On November 4, 2003, we amended and supplemented certain information in Item 1 of our Registration Statement on Form 8-A filed with the Securities and Exchange Commission (SEC File No. 0-18549), as follows:

Series I Participating Preferred Stock Purchase Rights

Effective October 31, 2003, SICOR Inc. and Computershare Trust Company, Inc. (successor to Harris Trust and Savings Bank, which was successor agent to Mellon Investor Services, which was successor agent to ChaseMellon Shareholder Services, L.L.C., which was successor agent to First Interstate Bank Ltd.) (“Computershare”), amended (“Amendment No. 3”) the Rights Agreement dated as of March 16, 1992, as amended by Amendment No. 1 dated as of November 12, 1996, as amended by Amendment No. 2 dated as of July 23, 2001 between SICOR Inc. and Computershare, as Rights Agent (the “Rights Agreement”). The following paragraphs summarize the principal amendments to the Rights Agreement as effectuated by Amendment No. 3. Capitalized terms not defined herein shall have the meanings as set forth in the Rights Agreement.

1.             The definition of Acquiring Person was revised to exclude Teva Pharmaceutical Industries Ltd. (“Teva”) or Silicon Acquisition Sub, Inc. (“Merger Sub”) or any Affiliate or Associate thereof, as a result of (i) the execution of the Agreement and Plan of Merger between Teva, SICOR Inc. and the other parties listed on the signature pages thereto (the “Merger Agreement”) (ii) the acquisition of the shares of Common Stock pursuant to the Merger (as defined in the Merger Agreement), (iii) the consummation of any of the transactions contemplated by the Merger Agreement, (iv) the approval, execution and delivery of the Stockholders Agreement dated as of October 31, 2003 by and between Teva, Rakepoll Finance N.V. a corporation organized under the laws of the Netherlands Antilles, and the parties listed on Schedule A attached thereto, as amended from time to time, or (v) the public announcement of any of the foregoing (each such event, an “Exempt Event”).

2.             The definitions of Distribution Date and Stock Acquisition Date were revised to provide that in no event shall a Distribution Date or Stock Acquisition Date be deemed to occur as a result of an Exempt Event.

3.             Sections 11(a) and 13 were revised to provide that such sections would not apply as a result of an Exempt Event.

(b)           not applicable.

(c)           On July 1, 2003, we issued warrants to purchase up to an aggregate of 50,000 shares of our common stock to Biomedical Frontiers Incorporated for milestones reached in connection with a License, Development and Marketing Agreement. The warrants have an exercise price of $20.10 per share. The issuances of these warrants was completed in reliance upon the safe harbors provided by Section 4(2) of the Securities Act of 1933.

(d)           not applicable.

ITEM 6:                                                    EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit Number	Description of Document
3(i)	Restated Certificate of Incorporation

3(ii)	Amended and Restated Bylaws

10.1	Form of Restated and Amended Indemnity Agreement entered into between the Company and its directors and officers.

31.1	Certification of the Chief Executive Officer of SICOR Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Interim Chief Financial Officer of SICOR Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 24, 2003, we filed pursuant to Item 12 a current report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company’s result of operations for the three and six months ended June 30, 2003.

On August 12, 2003, we filed pursuant to Item 9 a current report on Form 8-K, with an exhibit attached thereto, relating to the resignation of the Company’s Chief Financial Officer.

On October 31, 2003, we filed pursuant to Item 5 a current report on Form 8-K, with exhibits attached thereto, providing information relating to the following: an Agreement and Plan of Merger, dated as of October 31, 2003, by and among us, Teva Pharmaceutical Industries Ltd. and Silicon Acquisition Sub, Inc., a Stockholders Agreement between Teva and certain SICOR stockholders and a joint Press Release issued by SICOR and Teva dated October 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	By:	/s/ Marvin Samson
Marvin Samson, President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ David C. Dreyer
David C. Dreyer, Vice President, Interim Chief Financial Officer and Treasurer